Form 10-Q
period 1999-06-30
MORGAN STANLEY DEAN WITTER CHARTER WELTON LP
filed 1999-08-13
CIK 1066657

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended June 30, 1999 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-25607

             MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-4018063
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (212) 392-5454


_________________________________________________________________
_
(Former name, former address, and former fiscal year, if changed since last report)


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

                        June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statement of Financial Condition June 30, 1999
     (Unaudited)............................................... 2

     Statement of Operations for the Quarter Ended
     June 30, 1999 (Unaudited)................................. 3

     Statement of Operations for the Period from
     March 1, 1999 (commencement of operations) to
                       June               30,                1999
     (Unaudited)................................. 4

     Statements of Changes in Partners' Capital for
     the Period from March 1, 1999 (commencement of
     operations) to June 30, 1999 (Unaudited).................. 5

     Statement of Cash Flows for the Period from March
     1, 1999 (commencement of operations) to
     June 30, 1999 (Unaudited)................................. 6

        Notes to Financial Statements (Unaudited)...............7-
     14

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......15-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ....................................... 21-32

Part II. OTHER INFORMATION

Item 1. Legal Proceedings....................................  33

Item 2. Change in Securities and Use of Proceeds.............  33

Item 6. Exhibits and Reports on Form 8-K.....................  34





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                STATEMENT OF FINANCIAL CONDITION


                                                        June 30,
                                                          1999
                                                            $
                                                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                                  12,274,580
 Net       unrealized      gain      on      open       contracts
 752,388
 Net                        option                       premiums
 (178,547)

      Total Trading Equity                     12,848,421

Subscriptions  receivable                               1,740,035
Interest receivable (DWR and Carr)                    38,708

                              Total                        Assets
14,627,164

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued             brokerage             fee              (DWR)
 72,440                               Accrued management fee              20,697
                           Total                      Liabilities
93,137

Partners' Capital

 Limited Partners (1,559,588.672 Units)       14,369,204
 General Partner (17,889.327 Units)                164,823
 Total Partners' Capital                       14,534,027

Total        Liabilities       and       Partners'        Capital
14,627,164

NET            ASSET           VALUE           PER           UNIT
9.21

          The accompanying notes are an integral part
                 of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)




For the

Quarter Ended
                                         June 30, 1999
                                                         $
REVENUES
 Trading profit (loss):
    Realized                                   (536,301)
    Net change in unrealized                           720,358

      Total Trading Results                     184,057

 Interest Income (DWR and Carr)                   91,962

      Total Revenues                            276,019

EXPENSES

 Brokerage fees (DWR)                         181,528
 Management fee                                 51,865

    Total Expenses                             233,393

NET INCOME                                       42,626


NET INCOME ALLOCATION

 Limited Partners                                42,391
 General Partner                                         235

NET LOSS PER UNIT

 Limited     Partners                                       (.02)
 General                                                  Partner
 (.02)







          The accompanying notes are an integral part of these financial statements.


        MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)




For the Period from

March 1, 1999
                                        (commencement of

operations) to
                                         June 30, 1999
                                                         $
REVENUES
 Trading profit (loss):
    Realized                                   (994,153)
    Net change in unrealized                   752,388

      Total Trading Results                    (241,765)

 Interest Income (DWR and Carr)                 112,440

      Total Revenues                           (129,325)

EXPENSES

 Brokerage fees (DWR)                         215,370
 Management fee                                 61,534

    Total Expenses                             276,904

NET LOSS                                      (406,229)


NET LOSS ALLOCATION

 Limited Partners                            (401,052)
 General Partner                                 (5,177)

NET LOSS PER UNIT

                         Limited                         Partners
(.79)
                          General                         Partner
(.79)






          The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER WELTON  L.P.
           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               For the Period from March 1, 1999
                  (commencement of operations)
                        to June 30, 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 Initial Offering     580,145.052          $5,731,450            $70,000
$5,801,450

Offering of Units     997,332.947                  9,038,806     100,000
9,138,806

Net Loss             -                          (401,052)            (5,177)
(406,229)

Partners' Capital,
 June 30, 1999     1,577,477.999           $14,369,204           $164,823
$14,534,027




















           The accompanying notes are an integral part of these financial statements.



         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENT OF CASH FLOWS
                           (Unaudited)






For the Period from

March 1, 1999
                                          (commencement of

operations) to
                                            June 30, 1999

$
CASH FLOWS FROM OPERATING ACTIVITIES
Net                                                          loss
(406,229)
Noncash item included in net loss:
    Net change in unrealized                    (752,388)
    Net option premiums                         178,547

Increase in operating assets:
    Interest receivable (DWR and Carr)           (38,708)

Increase in operating liabilities:
             Accrued         brokerage         fee          (DWR)
72,440
                 Accrued              management              fee
20,697

Net       cash       used      for      operating      activities
(925,641)

CASH FLOWS FROM FINANCING ACTIVITIES

 Initial offering                             5,801,450
 Offering of units                              9,138,806
        Increase        in        subscriptions        receivable
(1,740,035)


Net      cash      provided      by     financing      activities
13,200,221

Net                increase                in                cash
12,274,580

Balance          at         beginning          of          period
-

Balance           at           end           of            period
12,274,580



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

Witter Charter Welton L.P. (the "Partnership").


1. Summary of Significant Accounting Policies

Organization - Morgan Stanley Dean Witter Charter Welton L.P.  is

a  limited  partnership  organized to  engage  primarily  in  the speculative trading of futures and forward contracts, options  on

futures   contracts  and  on  physical  commodities,  and   other

commodity  interests,  including  foreign  currencies,  financial

instruments,    metals,   energy   and   agricultural    products

(collectively,  "futures interests").  The Partnership  commenced operations  on  March 1, 1999.  The Partnership  is  one  of  the

Morgan Stanley Dean Witter Charter Series of funds, comprised  of the  Partnership, Morgan Stanley Dean Witter Charter Graham L.P.,

and Morgan Stanley Dean Witter Charter Millburn L.P.  The general partner  is Demeter Management Corporation ("Demeter"). The  non-

clearing  commodity broker is Dean Witter Reynolds  Inc.  ("DWR")

and  an unaffiliated clearing commodity broker, Carr Futures Inc.

("Carr"), provides clearing and execution services.  Demeter  and

DWR are wholly-owned subsidiaries of Morgan Stanley Dean Witter &

Co.  ("MSDW"). Welton Investment Corporation ("Trading  Advisor")

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



Net  Income  (Loss)  per  Unit - Net income  (loss)  per  Limited

Partnership  Interest ("Unit(s)") is computed using the  weighted average number of units outstanding during the period.



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

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Management Fee - The Partnership pays the Trading Advisor a flat-

rate  monthly fee of 1/12 of 2% of the Net Assets managed by  the

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



Distributions  -  Distributions, other  than  on  redemptions  of

Units,  are  made on a pro-rata basis at the sole  discretion  of

Demeter.  No distributions have been made to date.

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Continuing Offering - Units are offered at a price equal to  100%

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



Exchanges - On the last day of the first month which occurs  more than six months after a person first becomes a Limited Partner in the Partnership, and at the end of each month thereafter, Limited

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

The  Partnership pays a brokerage fee to DWR, also  described  in

Note 1.



3.  Financial Instruments

The Partnership trades futures and forward contracts, options  on futures  contracts and on physical commodity interests, including foreign  currencies, financial instruments,  metals,  energy  and agricultural products.  Futures and forwards represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




terms  of  the contracts.  There are numerous factors  which  may significantly  influence  the market value  of  these  contracts,

including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership  elected  to adopt the provisions  of  SFAS  No.  133

beginning with the quarter that ended March 31, 1999.   SFAS  No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the Statement of Financial Condition and totaled $752,388 at June

30, 1999.



The entire $752,388 net unrealized gain on open contracts at June

30, 1999 related to exchange-traded futures contracts.

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




Exchange-traded futures contracts held by the Partnership at June

30, 1999 mature through December 1999.



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

$13,026,968 at June 30, 1999.

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



Capital  Resources. The Partnership does not have,  nor  does  it

expect   to   have,  any  capital  assets.   Future  redemptions,

exchanges and sales of additional Units will affect the amount of funds available for investment in futures interests in subsequent

periods.   Since they are at the discretion of Limited  Partners,

it  is  not  possible to estimate the amount and  therefore,  the impact  of  future redemptions, exchanges or sales of  additional

Units.



Results of Operations

For the Quarter and Four Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $276,019  and posted  a  small  increase in Total Net Assets.  Due  to  monthly fluctuations  in  Net  Asset Value per Unit  and  the  timing  of

monthly   subscriptions,  Net  Asset  Value  per  Unit  decreased

slightly  for  the  quarter.  The most  significant  losses  were recorded  from  long positions in natural gas futures  as  prices

dropped   during  mid-June  on  reports  of  higher-than-expected

storage levels and a break in a heat wave in key consumption areas of the U.S. In metals, losses were incurred during May from  long  futures  positions in  most  base  metals  as  prices reversed sharply lower amid increased supply, low demand  and  as the  likelihood of a production cut faded.  Smaller  losses  were recorded from crossrate currency transactions, specifically short positions  in  the  European  common  currency  relative  to  the

Japanese  yen,  as the value of the euro climbed versus  the  yen during  mid-May following comments by Japanese finance  officials that the subsequent decline in the yen versus the U.S. dollar was rapid but not concerning.  These losses were partially offset  by gains  recorded  during  June from short  positions  in  European interest  rate  futures,  particularly Spanish  and  German  bond futures,  as  prices  declined amid dampened sentiment  regarding economic  unity in that region and on fears of an  interest  rate

hike  in  the  U.S.   Additional gains were  recorded  from  long

positions  in U.S. stock index futures as domestic equity  prices rose during June following the release of U.S. economic data that calmed  investor fears of any extreme action by the Federal  Open

Market   Committee.  Smaller  gains  were  recorded  from   short

positions in lean hog futures as prices declined sharply  due  to reports  of an inventory surplus.  Total expenses for  the  three months ended June 30, 1999 were $233,393, resulting in net income of  $42,626.  The value of a Unit decreased from $9.23  at  March

31, 1999 to $9.21 at June 30, 1999.



For the period from March 1, 1999 (commencement of operations) to

June 30, 1999, the Partnership recorded total trading losses  net of interest income of $129,325 and posted a decrease in Net Asset

Value per Unit. The most significant losses were recorded from long positions in natural gas futures as prices dropped during mid-June on reports of higher-than-expected storage levels and  a

break  in  a heat wave in key consumption areas of the  U.S.   In

metals,  losses  were  incurred  during  May  from  long  futures positions  in  most base metals as prices reversed sharply  lower amid  increased  supply, low demand and as the  likelihood  of  a

production  cut  faded.   Smaller losses were  recorded  in  this

market complex during March from short aluminum futures positions as  prices  increased  as strong demand from  the  U.S.  prompted shipments  from Europe amid a drawdown in supply.  In currencies,

losses  were  recorded  during  March  from  short  Japanese  yen positions as the value of the yen increased relative to the  U.S.

dollar  amid  positive investor reaction to the Bank  of  Japan's

decision  to leave the official discount rate unchanged.   Losses

were  also recorded from short yen positions during June  as  the yen's  value temporarily strengthened versus the U.S.  dollar  on

optimism  regarding  the  Japanese economy.   These  losses  were

mitigated by gains from short positions in European interest rate futures, particularly Spanish and German bond futures, as  prices declined  during June amid dampened sentiment regarding  economic unity in that region and on fears of an interest rate hike in the

U.S.   Smaller profits were recorded from short positions in lean hog  futures  as  prices declined sharply due to  reports  of  an inventory surplus.  Total expenses for the period from  March  1,

1999 (commencement of operations) to June 30, 1999 were $276,904,

resulting  in  a  net  loss of $406,229.  The  value  of  a  Unit

decreased   from  $10.00  at  March  1,  1999  (commencement   of

operations) to $9.21 at June 30, 1999.

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

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and Section 21E of the Securities Exchange

Act  of 1934).  All quantitative disclosures in this section  are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in  the  fair value  of  the Partnership's open positions is directly reflected in
the  Partnership's earnings, whether realized or unrealized,  and the  Partnership's  cash  flow, as profits  and  losses  on  open positions of exchange-traded futures interests are settled  daily through variation margin.



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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $14 million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Equity                        (4.75)%

     Interest Rate                 (0.86)

     Currency                      (1.12)

     Commodity                          (0.60)

      Aggregate Value at Risk      (5.02)%



Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.

The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an investment in the Partnership. As the Partnership's sole business is  the  speculative trading of primarily futures interests,  the composition  of  its  portfolio  of  open  positions  can  change significantly over any given time period or even within a  single

trading  day.   Such changes in open positions  could  materially

impact  market  risk  as  measured by VaR  either  positively  or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the two quarterly reporting periods at March  31,

1999 and at June 30, 1999.


Primary Market Risk Category       High      Low       Average

Equity                            (4.75)%   (0.16)%     (2.46)%

Interest Rate                     (0.86)    (0.44)      (0.65)

Currency                          (1.12)    (0.99)      (1.05)

Commodity                         (0.60)    (0.19)      (0.40)

Aggregate Value at Risk           (5.02)%   (1.08)%     (3.05)%


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



The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate  basis  at June 30, 1999 and for the  end  of  the  two quarterly  reporting periods at March 31, 1999 and  at  June  30,

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

Partnership  also maintains a substantial portion  (approximately

70%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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

Demeter  and the Trading Advisor for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one  of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such

strategies.   Government  interventions,  defaults   and   expro-

priations,   illiquid   markets,  the   emergence   of   dominant

fundamental  factors, political upheavals, changes in  historical price  relationships,  an  influx  of  new  market  participants,

increased  regulation  and many other  factors  could  result  in material  losses  as  well as in material  changes  to  the  risk exposures  and the risk management strategies of the Partnership.

Investors  must be prepared to lose all or substantially  all  of their investment in the Partnership.


The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Equity.  The  primary trading risk market exposure  in  the

Partnership  is  in the stock index sector.  The  primary  equity exposure is to equity price risk in the G-7 countries.  The stock index  futures  traded by the Partnership are by law  limited  to futures  on  broadly  based indices.  As of June  30,  1999,  the

Partnership's primary exposures were in the S&P 500 (U.S.),

NASDAQ  (U.S.),  Hang  Seng  (China)  and  Nikkei  (Japan)  stock

indices.   The Partnership is primarily exposed to  the  risk  of

adverse price trends or static markets in the U.S., European  and

Japanese  indices.  (Static markets would not cause major  market changes but would make it difficult for the Partnership to  avoid being "whipsawed" into numerous small losses).

      Interest Rate. The second largest market exposure  at  June

30,  1999 was in the interest rate complex.  Exposure was  spread

across   the  Spanish,  German,  Australian,  U.S.  and  Japanese

interest  rate sectors.  Interest rate movements directly  affect the  price  of the sovereign bond futures positions held  by  the

Partnership  and indirectly affect the value of its  stock  index and  currency positions.  Interest rate movements in one  country as  well  as  relative interest rate movements between  countries

materially   impact   the   Partnership's   profitability.    The

Partnership's  primary  interest rate exposure  is  generally  to interest rate fluctuations in the United States and the other G-7 countries.  However, the Partnership also takes futures positions in  the  government debt of smaller nations - e.g. Australia  and

Spain.   Demeter  anticipates that G-7  and  Australian  interest

rates  will  remain  the primary interest rate  exposure  of  the

Partnership for the foreseeable future.  The changes in  interest rates, which have the most effect on the Partnership, are changes

in  long-term,  as  opposed to short-term, rates.   Most  of  the

speculative  futures  positions held by the  Partnership  are  in medium-to-long term instruments. Consequently, even a material change in short-term rates would have little effect on the

Partnership, were the medium-to-long term rates to remain steady.

     Currency. The Partnership's currency exposure is to exchange rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  second  quarter  of  1999,   the

Partnership's  major exposures were in the Euro currency  crosses and  outright U.S. dollar positions.  (Outright positions consist of  the U.S. dollar vs. other currencies.  These other currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.

     Commodity.

     Soft  Commodities and Agriculturals.  On June 30, 1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was in the coffee, corn and cotton markets.  Supply and demand
     inequalities,   severe   weather   disruption   and   market

expectations affect price movements in these markets.

     Metals. The Partnership's primary metals market exposure  is

to  fluctuations in the price of gold and silver.   Although  the

Trading  Advisor will, from time to time, trade base metals  such as  aluminum, nickel and lead, the principal market exposures  of the  Partnership are expected to be in precious metals, gold  and

silver.   In general, gold trading has been increasingly  limited

due  to  the long-lasting and mainly non-volatile decline in  the price  of gold over the last 10-15 years. However, silver  prices have  remained volatile over this period, and the Trading Advisor is  expected to have, from time to time, substantial positions as

they   perceive   market  opportunities   to   develop.   Demeter

anticipates  that gold and silver will remain the primary  metals market exposure for the Partnership.

     Energy.  On June 30, 1999, the Partnership's energy exposure was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other economic  fundamentals.  As oil prices have  broken  out  of  low price  ranges  achieved in 1998, it is possible  that  volatility will  increase as well.  Significant profits and losses have been and  are  expected to continue to be experienced in this  market.

Natural gas, also a primary energy market exposure, has exhibited more  volatility than the oil markets on an intra-day  and  daily basis and is expected to continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are in Mexican pesos,  Swiss  francs,  euros,

British  pounds and Japanese yen.  The Partnership  controls  the non-trading risk of these balances by regularly converting  these balances  back  into dollars upon liquidation of  the  respective position.



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



Demeter monitors and controls the risk of the Partnership's  non-

trading   instruments,  cash,  which  is  the  only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's March 31, 1999 Form 10-Q:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The   Partnership  registered  3,000,000  Units  pursuant  to   a

Registration  Statement on Form S-1, which  became  effective  on

November  6,  1998  (SEC  File Number  333-60097).  The  managing underwriter is DWR.



Through  June  30, 1999, 1,559,588.672 Units were  sold,  leaving

1,440,411.328  Units unsold as of June 30, 1999.   The  aggregate

price of the Units sold through June 30, 1999 was $14,770,256.



Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Programs, Use of Proceeds and Trading Policies" sections  of  the prospectus included as part of the Registration Statement.

Item 6.   Exhibits and Reports on Form 8-K

           (A) Exhibits - None

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




                          Morgan Stanley Dean Witter Charter
                          Welton L.P.(Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

August 13, 1999           By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.