Form 10-Q
period 1999-09-30
MORGAN STANLEY DEAN WITTER CHARTER WELTON LP
filed 1999-11-15
CIK 1066657

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended September 30, 1999 or

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

                     September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statement of Financial Condition September 30, 1999
     (Unaudited)............................................... 2

     Statement of Operations for the Quarter Ended
     September 30, 1999 (Unaudited)............................ 3

     Statement of Operations for the Period from
     March 1, 1999 (commencement of operations) to
                     September              30,              1999
     (Unaudited)............................ 4

     Statement of Changes in Partners' Capital for
     the Period from March 1, 1999 (commencement of
     operations) to September 30, 1999 (Unaudited)............. 5

     Statement of Cash Flows for the Period from March
     1, 1999 (commencement of operations) to
     September 30, 1999 (Unaudited)............................ 6

        Notes to Financial Statements (Unaudited)...............7-
     14

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......15-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ....................................... 21-33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..................................... 34

Item 2. Change in Securities and Use of Proceeds............34-35

Item 6. Exhibits and Reports on Form 8-K...................... 35




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                STATEMENT OF FINANCIAL CONDITION


                                                    September 30,
                                                          1999
                                                            $
                                                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash
 18,116,662
         Net     unrealized     gain    on     open     contracts
 470,344
 Net                        option                       premiums
 (215,869)
                   Total              Trading              Equity
 18,371,137
Subscriptions                                          receivable
906,618
Interest receivable (DWR and Carr)                  68,320

                              Total                        Assets
19,346,075

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions                                              payable
 128,135
 Accrued             brokerage             fee              (DWR)
 109,254
 Accrued                      management                      fee
 31,215
                           Total                      Liabilities
268,604

Partners' Capital

        Limited       Partners       (2,258,382.769        Units)
18,870,374
         General        Partner        (24,785.101         Units)
207,097
               Total               Partners'              Capital
19,077,471

Total        Liabilities       and       Partners'        Capital
19,346,075


NET            ASSET           VALUE           PER           UNIT
8.36

          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)




For the

Quarter Ended
                                       September 30, 1999
                                                         $
REVENUES
 Trading loss:
    Realized                                  (1,102,288)
    Net change in unrealized                          (282,044)

      Total Trading Results                   (1,384,332)

 Interest Income (DWR and Carr)                   176,916

      Total Revenues                          (1,207,416)

EXPENSES

 Brokerage fees (DWR)                           296,675
 Management fee                                    84,765

    Total Expenses                               381,440

NET LOSS                                     (1,588,856)


NET LOSS ALLOCATION

 Limited Partners                           (1,571,130)
 General Partner                                    (17,726)

NET LOSS PER UNIT

 Limited Partners                                    (.85)
                           General                        Partner
 (.85)







          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)




For the Period from

March 1, 1999
                                        (commencement of

operations) to
                                       September 30, 1999
                                                         $
REVENUES
 Trading profit (loss):
    Realized                                (2,096,441)
    Net change in unrealized                   470,344

      Total Trading Results                 (1,626,097)

 Interest Income (DWR and Carr)                 289,356

      Total Revenues                        (1,336,741)

EXPENSES

 Brokerage fees (DWR)                         512,045
 Management fee                               146,299

    Total Expenses                             658,344

NET                                                          LOSS

(1,995,085)


NET LOSS ALLOCATION

                         Limited                         Partners
(1,972,182)
                          General                         Partner
(22,903)

NET LOSS PER UNIT

                         Limited                         Partners
(1.64)
                          General                         Partner
(1.64)






          The accompanying notes are an integral part of these financial statements.


         MORGAN STANLEY DEAN WITTER CHARTER WELTON  L.P.
           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               For the Period from March 1, 1999
                  (commencement of operations)
                      to September 30, 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 Initial Offering     580,145.052          $5,731,450            $70,000
$5,801,450

Offering of Units   1,726,658.495          15,311,038            160,000
15,471,038

Net Loss             -                     (1,972,182)           (22,903)
(1,995,085)
Redemptions         (23,635.677)               (199,932)                 -
(199,932)

Partners' Capital,
 September 30, 1999  2,283,167.870         $18,870,374           $207,097
$19,077,471















           The accompanying notes are an integral part of these financial statements.


         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENT OF CASH FLOWS
                           (Unaudited)






For the Period from

March 1, 1999
                                          (commencement of

operations) to
                                          September 30, 1999

$
CASH FLOWS FROM OPERATING ACTIVITIES
Net    loss                                                     (
1,995,085)
Noncash item included in net loss:
    Net change in unrealized                    (470,344)

(Increase) decrease in operating assets:
    Net option premiums                           215,869
    Interest receivable (DWR and Carr)           (68,320)

Increase in operating liabilities:
             Accrued         brokerage         fee          (DWR)
109,254
                 Accrued              management              fee
31,215

Net       cash       used      for      operating      activities
(2,177,411)

CASH FLOWS FROM FINANCING ACTIVITIES

                         Initial                         offering
5,801,450
                 Offering                of                 units
15,471,038
        Increase        in        subscriptions        receivable
(906,618)
 Increase in redemptions payable                  128,135
                Redemptions               of                units
(199,932)

Net      cash      provided      by     financing      activities
20,294,073

Net                increase                in                cash
18,116,662

Balance          at         beginning          of          period
-

Balance           at           end           of            period
18,116,662




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

Witter Charter Welton L.P. (the "Partnership").


1. Summary of Significant Accounting Policies

Organization - Morgan Stanley Dean Witter Charter Welton L.P.  is

a  limited  partnership  organized to  engage  primarily  in  the speculative trading of futures and forward contracts, options  on futures contracts and on physical commodities and other commodity interests,  including foreign currencies, financial  instruments,

metals,  energy and agricultural products (collectively, "futures interests").  The Partnership commenced operations  on  March  1,

1999.   The Partnership is one of the Morgan Stanley Dean  Witter

Charter  Series  of  funds, comprised of the Partnership,  Morgan

Stanley Dean Witter Charter Graham L.P., and Morgan Stanley  Dean

Witter  Charter  Millburn L.P.  The general  partner  is  Demeter

Management  Corporation  ("Demeter"). The non-clearing  commodity broker  is  Dean Witter Reynolds Inc. ("DWR") and an unaffiliated clearing  commodity broker, Carr Futures Inc. ("Carr"),  provides clearing  and  execution services.  Demeter and DWR  are  wholly-

owned  subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

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

The  Partnership pays a brokerage fee to DWR, also  described  in

Note 1.



3.  Financial Instruments

The Partnership trades futures and forward contracts, options  on futures contracts and on physical commodities and other commodity interests,  including foreign currencies, financial  instruments,

metals,  energy and agricultural products.  Futures and  forwards represent  contracts for delayed delivery of an instrument  at  a specified date and price.  Risk arises from changes in the  value of these contracts and the potential inability of counterparties

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




to  perform under the terms of the contracts.  There are numerous factors  which  may significantly influence the market  value  of these contracts, including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership  elected  to adopt the provisions  of  SFAS  No.  133

beginning   with   its   first  calendar  quarter-end   financial

statements  dated March 31, 1999.  SFAS No.  133 supersedes  SFAS

No.  119  and No. 105, which required the disclosure  of  average aggregate fair values and contract/notional values, respectively,

of  derivative financial instruments for an entity which  carries its  assets at fair value.  The application of SFAS No. 133  does not  have  a  significant  effect on the Partnership's  financial statements.


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statement  of  Financial Condition and totaled  $470,344  at

September 30, 1999.



The  entire  $470,344 net unrealized gain on  open  contracts  at

September 30, 1999 related to exchange-traded futures and futures-

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


styled  options contracts.  Exchange-traded futures and  futures-

styled options contracts held by the Partnership at September 30,

1999 mature through March 2000.



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

$18,587,006 at September 30, 1999.

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

Units.



Results of Operations

For the Quarter and the Period Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$1,207,416  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses were recorded from  trading  global stock  index  futures, specifically S&P 500, Hang  Seng  and  DAX

Index  futures, as short-term price volatility in  these  markets throughout  a majority of the quarter resulted in difficulty  for

Welton's   trend-following  trading  approach  and   concentrated

participation  in  this  market sector.  Additional  losses  were experienced from short positions in the European common currency and the Swiss franc as the previous downward trend in the value of these currencies versus the U.S. dollar reversed higher during

July  due to bullish economic data out of Europe and inflationary concerns  in  the U.S.  These losses were mitigated  by  currency gains  from long Japanese yen positions as the value of  the  yen strengthened  versus  the  U.S. dollar during  the  quarter  amid optimism regarding the Japanese economy.  Smaller losses incurred from  trading  Australian interest rate  futures  throughout  the quarter, as well as British interest rate futures during  August,

more  than offset profits recorded from short positions in German interest  rate futures during July and September.  A  portion  of the  Partnership's overall losses for the quarter was  offset  by gains  recorded from long positions in crude oil and its  refined products,  unleaded  gas and heating oil, as oil  prices  climbed higher  during August and September amid a tightness in  supplies and  a  commitment  by  OPEC officials to  continue  output  cuts

through  the  first  quarter of 2000.   Additional  profits  were

recorded  from  long positions in nickel futures  as  base  metal prices  increased  as  a result in rising  demand  and  shrinking supply.  Total expenses for the three months ended September  30,

1999  were $381,440, resulting in a net loss of $1,588,856.   The

value of a Unit decreased from $9.21 at June 30, 1999 to $8.36 at

September 30, 1999.



For the period from March 1, 1999 (commencement of operations) to

September 30, 1999, the Partnership recorded total trading losses net of interest income of $1,336,741 and posted a decrease in Net

Asset  Value per Unit. The most significant losses were  recorded from  trading global stock index futures, specifically  S&P  500,

Hang  Seng  and DAX Index futures, as short-term price volatility in  these  markets  throughout a majority of  the  third  quarter resulted  in  difficulty  for  Welton's  trend-following  trading approach  and  concentrated participation in this market  sector.

Additional  losses were experienced in the currency markets  from short  positions in the European common currency  and  the  Swiss franc  as  the  previous downward trend in  the  value  of  these currencies versus the U.S. dollar reversed higher during July due to  bullish economic data out of Europe and inflationary concerns

in  the  U.S.   These  losses were mitigated  by  currency  gains

recorded from long Japanese yen positions as the value of the yen increased  versus  the U.S. dollar during the  third  quarter  on optimism regarding Japan's economic recovery.  A portion  of  the

Partnership's  overall losses for the year was  offset  by  gains recorded  from  long  positions in  crude  oil  and  its  refined products, unleaded gas and heating oil, as prices trended  higher during  August  and  September due  to  declining  supply  and  a commitment  by  OPEC  officials to adhere to  agreed-upon  output

cuts.   Additional profits were recorded during June  from  short

positions  in Spanish and German bond futures as prices  declined amid  dampened sentiment regarding economic unity in that  region

and  on  fears  of an interest rate hike in the U.S.   Additional

profits  were  recorded from short positions in  German  interest rate futures during July and September as prices continued lower on fears that the European Central Bank would also raise interest

rates.  Total  expenses  for  the  period  from  March  1,   1999

(commencement of operations) to September 30, 1999 were $658,344,

resulting  in  a  net loss of $1,995,085.  The value  of  a  Unit

decreased   from  $10.00  at  March  1,  1999  (commencement   of

operations) to $8.36 at September 30, 1999.



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


Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The  market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to  the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of its market-sensitive instruments.


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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$19 million.

     Primary Market           September 30, 1999
     Risk Category              Value at Risk

     Interest Rate                        (1.58)%

     Currency                        (1.22)

     Equity                          (0.30)

     Commodity                            (0.95)

      Aggregate Value at Risk        (2.49)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an investment in the Partnership. As the Partnership's sole business is  the  speculative trading of primarily futures interests,  the composition  of  its  portfolio  of  open  positions  can  change significantly over any given time period or even within a  single

trading  day.   Such changes in open positions  could  materially

impact  market  risk  as  measured by VaR  either  positively  or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the three calendar quarter reporting periods from

March 1, 1999 through September 30, 1999.


Primary Market Risk Category       High      Low       Average

Interest Rate                     (1.58)%   (0.44)%     (0.96)%

Currency                          (1.22)    (0.99)      (1.11)

Equity                            (4.75)    (0.16)      (1.74)

Commodity                         (0.95)    (0.19)      (0.58)

Aggregate Value at Risk           (5.02)%   (1.08)%     (2.86)%

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

The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate  basis at September 30, 1999 and for  the  end  of  the three  calendar  quarter reporting periods  from  March  1,  1999 through  September  30, 1999. Since VaR is  based  on  historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage and monitor risk  and there can be no assurance that the Partnership's actual losses  on  a  particular  day will not exceed  the  VaR  amounts indicated below or that such losses will not occur more than 1 in

100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

83%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  the potential  losses caused by such movements, taking  into  account

the   leverage,  optionality  and  multiplier  features  of   the

Partnership's market-sensitive instruments.

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


The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.

       Interest  Rate.  The  primary  market  exposure   in   the

Partnership  at  September  30, 1999 was  in  the  interest  rate

sector.    Exposure  was  spread  across  the  Spanish,   German,

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

e.g.  Australia, New Zealand and Spain.  Demeter anticipates that

G-7  and  Australian  interest  rates  will  remain  the  primary interest  rate  exposures of the Partnership for the  foreseeable future.  The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-

term,  rates.  Most of the speculative futures positions held  by the  Partnership  are  in  medium  -  to  long-term  instruments.

Consequently,  even a material change in short-term  rates  would have little effect on the Partnership, were the medium - to long-

term rates to remain steady.

      Currency.  The second largest market exposure this  quarter was in the currency complex.  The Partnership's currency exposure is  to  exchange rate fluctuations, primarily fluctuations  which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the third quarter  of

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

     Equity.  The primary equity exposure is to equity price risk in  the  G-7  countries.  The stock index futures traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  September 30, 1999, the Partnership's  primary

exposures were in the NASDAQ (U.S.), CAC 40 (France) and S&P  500

(U.S.)  stock indices.  The Partnership is primarily  exposed  to the  risk  of adverse price trends or static markets in the  U.S.

and  European  indices.  (Static markets would  not  cause  major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses).

     Commodity.

     Energy.   On  September  30, 1999, the Partnership's  energy

exposure was shared by futures contracts in the crude and heating oil,  and unleaded gas markets.  Price movements in these markets result  from  political developments in the Middle East,  weather patterns,  and other economic fundamentals.  As oil  prices  have increased about 100% this year, and, given that the agreement  by

OPEC  to cut production is approaching expiration in March  2000,

it  is  possible  that volatility will remain on  the  high  end.

Significant  profits  and losses have been and  are  expected  to continue to be experienced in this market.

     Metals.  The Partnership's primary metals market exposure is

to  fluctuations in the price of gold and silver.   Although  the

Trading  Advisor will, from time to time, trade base metals  such as  aluminum, copper, zinc, nickel and lead, the principal market exposures  of the Partnership have consistently been in  precious metals,  gold  and silver.  A significant amount of exposure  was evident  in  the  gold  market as the  price  of  gold  increased dramatically  following bullish comments by the European  Central

Bank.  Silver prices were also volatile over this period, and the

Trading  Advisor  has  taken substantial positions  as  perceived market  opportunities developed.  Demeter anticipates  that  gold and silver will remain the primary metals market exposure for the

Partnership.

     Soft  Commodities and Agriculturals. On September 30,  1999,

the  Partnership  had  a reasonable amount  of  exposure  in  the markets that comprise these sectors. Most of the exposure, however, was in the coffee, corn and wheat markets. Supply and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:

     Foreign   Currency  Balances.   The  Partnership's   primary

foreign currency balances are in Japanese yen, Mexican pesos  and

Swiss  francs.  The Partnership controls the non-trading risk  of these  balances by regularly converting these balances back  into dollars upon liquidation of the respective positions.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and  the  Trading  Advisor attempt  to  manage the risk of the Partnership's open  positions are essentially the same in all market categories traded. Demeter attempts  to  manage  the Partnership's market  exposure  by  (i)

diversifying  the  Partnership's assets  among  different  market

sectors   and  trading  approaches,  and  (ii),  monitoring   the

performance of the Trading Advisor on a daily basis. In addition,

the Trading Advisor establishes diversification guidelines, often set  in  terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's March 31, 1999 Form 10-Q:



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The   Partnership  registered  3,000,000  Units  pursuant  to   a

Registration  Statement on Form S-1, which  became  effective  on

November 6, 1998 (SEC File Number 333-60097).



The managing underwriter is DWR.



Through  September  30,  1999,  2,282,018.446  Units  were  sold,

leaving  717,981.554 Units unsold as of September 30, 1999.   The

aggregate price of the Units sold through September 30, 1999  was

$21,042,488.

Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Programs, Use of Proceeds and Trading Policies" sections  of  the prospectus  included as part of the above-referenced Registration

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




                          Morgan Stanley Dean Witter Charter
                          Welton L.P.(Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

November 12, 1999         By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                    Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.