Form 10-Q
period 2000-03-31
MORGAN STANLEY DEAN WITTER CHARTER WELTON LP
filed 2000-05-15
CIK 1066657

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       March 31, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 2000
     (Unaudited) and December 31, 1999......................... 2

     Statements of Operations for the Quarter Ended
     March 31, 2000 and the Period from March 1, 1999
     (commencement of operations) to March 31,
     1999 (Unaudited)...........................................3

     Statements of Changes in Partners' Capital for the
     Quarter Ended March 31, 2000 and the Period from
     March 1, 1999 (commencement of operations) to
     March 31, 1999 (Unaudited).................................4

     Statements of Cash Flows for the Quarter Ended
     March 31, 2000 and the Period from March 1, 1999
     (commencement of operations) to March 31, 1999
     (Unaudited)................................................5

        Notes to Financial Statements (Unaudited)...............6-
     10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......11-16

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ....................................... 16-29

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..................................... 30

Item 2. Change in Securities and Use of Proceeds............30-31

Item 5. Other Information..................................... 31

Item 6. Exhibits and Reports on Form 8-K...................... 31





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                      March 31,    December 31,
                                       2000         1999
                                         $              $
                                    (Unaudited)


ASSETS
Equity in futures interests trading accounts:
 Cash                             23,166,873      20,297,239
 Net unrealized gain on open contracts    1,165,058                      1,722,849
 Net option premiums                  (77,517)        403,312

      Total Trading Equity        24,254,414      22,423,400

Subscriptions Receivable           1,840,093         948,424
Interest  receivable (DWR and  Carr)         105,945            8
3,547

                                  Total Assets   26,200,452         23,455,371


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable               1,571,204         222,634
 Accrued brokerage fee (DWR)         135,906         120,848
 Accrued management fee               38,830          34,528

      Total Liabilities            1,745,940         378,010

Partners' Capital

 Limited Partners (2,727,252.054 and
       2,554,572.061 Units, respectively)24,167,471   22,813,660
 General Partner (32,392.072 and
    29,528.110 Units, respectively)      287,041      263,701

 Total Partners' Capital          24,454,512      23,077,361

 Total Liabilities and Partners' Capital  26,200,452   23,455,371


NET ASSET VALUE PER UNIT                8.86             8.93

          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



For the Period from

March 1, 1999

(commencement
For the Quarter              of operations) to

Ended March 31,                 March 31,
                                      2000              1999
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                          656,241       (457,852)
Net change in unrealized           (557,791)        32,030
      Total Trading Results           98,450  (425,822)
 Interest Income (DWR and Carr)      289,902         20,478
      Total Revenues                 388,352       (405,344)

EXPENSES

   Brokerage  fees  (DWR)                 399,203          33,842
Management fees                      114,058           9,669
      Total Expenses                 513,261          43,511

NET LOSS                           (124,909)      (448,855)

NET LOSS ALLOCATION

   Limited   Partners                    (123,249)      (443,443)
General Partner                      (1,660)      (5,412)
NET LOSS PER UNIT

   Limited  Partners                         (.07)          (.77)
General Partner                          (.07)           (.77)




          The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER WELTON  L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Quarter Ended March 31, 2000
                and the Period from March 1, 1999
                  (commencement of operations)
                        to March 31, 1999
                           (Unaudited)


                          Units of
                        Partnership Limited   General
                         Interest   Partners  Partner    Total


Partners' Capital,
 March 1, 1999        580,145.052          $5,731,450            $70,000
$5,801,450
 Initial Offering

Offering of Units     298,268.888                  2,733,022     20,000
2,753,022

Net Loss             -                          (443,443)            (5,412)
(448,855)

Partners' Capital,
 March 31, 1999      878,413.940           $8,021,029            $84,588
$8,105,617




Partners' Capital,
December 31, 1999                                   2,584,100.171      $22,813,660
$263,701           $23,077,361

Offering                         of                         Units
435,092.578                 3,745,334                      25,000
3,770,334
Net                                                          Loss
(123,249)                 (1,660)               (124,909)

Redemptions
(259,548.623)                  (2,268,274)                      -
(2,268,274)

Partners' Capital,
                  March                 31,                  2000
2,759,644.126               $24,167,471                  $287,041
$24,454,512











           The accompanying notes are an integral part of these financial statements.


         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



For the Period from

March 1, 1999

(commencement
For the Quarter              of operations) to

Ended March 31,                 March 31,
                                                             2000
1999
                                        $              $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                            (124,909)
(448,855)
Noncash item included in net loss:
        Net     change     in     unrealized              557,791
(32,030)                                                      Net
option premiums                       480,829            33,020

(Increase) decrease in operating assets:
    Interest receivable (DWR and Carr)(22,398)           (20,478)

Increase in operating liabilities:
     Accrued brokerage fee (DWR)       15,058         33,842
Accrued management fee          4,302                  9,669

Net  cash provided by (used for) operating activities     910,673
(424,832)

CASH FLOWS FROM FINANCING ACTIVITIES

   Initial  offering                       -                    5
,801,450
      Offering      of      Units                       3,770,334
2,753,022
        Increase     in     subscriptions     receivable(891,669)
(2,753,022)
 Increase in redemptions payable    1,348,570            -
      Redemptions      of      Units                  (2,268,274)
-

Net   cash   provided   by   financing  activities      1,958,961
5,801,450
Net   increase  in  cash                2,869,634               5
,376,618
Balance     at     beginning     of     period         20,297,239
-
Balance      at     end     of     period              23,166,873
5,376,618





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

Witter  Charter Welton L.P. (the "Partnership").   The  financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1999  Annual

Report on Form 10-K.


1.  Organization - Morgan Stanley Dean Witter Charter Welton L.P.

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

Demeter  and DWR are wholly-owned subsidiaries of Morgan  Stanley

Dean   Witter  &  Co.  Welton  Investment  Corporation  ("Trading

Advisor") is the trading advisor to the Partnership.



2.  Related Party Transactions

The  Partnership's cash is on deposit with DWR and Carr in future interests trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on a rate equal  to  that

earned  by  DWR  on  its  U.S. Treasury  bill  investments.   The

Partnership pays a brokerage fee to DWR.



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

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective  Date of SFAS No. 133" which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

June  15, 2000.  However, the Partnership had previously  elected to adopt the provisions of SFAS No. 133 for the fiscal year ended

December 31, 1999.  SFAS No. 133 supersedes SFAS No. 119 and  No.

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity which carries its assets  at

fair  value.   The application of SFAS No. 133 does  not  have  a

significant effect on the Partnership's financial statements.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $1,165,058 and

$1,722,849 at March 31, 2000 and December 31, 1999, respectively.

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




The  entire $1,165,058 and $1,722,849 of net unrealized gains  on

open   contracts  at  March  31,  2000  and  December  31,  1999,

respectively, all related to exchange-traded futures and futures-

styled options contracts.



Exchange-traded futures and futures-styled options contracts held by the Partnership at March 31, 2000 and December 31, 1999 mature through September 2000 and May 2000, respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or  the  counterparties  with respect  to  most  of  the Partnership's assets.  Exchange-traded futures and futures-styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily basis. Each of DWR and Carr, as a futures commission merchant for the  Partnership's  exchange-traded  futures  and  futures-styled options contracts, are required, pursuant to regulations  of  the

Commodity Futures Trading commission ("CFTC") to segregate from

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-

styled  options contracts, which funds, in the aggregate, totaled

$24,331,931  and $22,020,088 at March 31, 2000 and  December  31,

1999,  respectively.   With  respect to  the  Partnership's  off-

exchange-traded  forward currency contracts, there  are  no  daly settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of  Carr,  the sole counterparty  on  all  of  such contracts,  to perform.  The Partnership has a netting  agreement

with  Carr.   This  agreement, which seeks  to  reduce  both  the

Partnership's and Carr's exposure on off-exchange-traded  forward currency  contracts, should materially decrease the Partnership's credit  risk  in  the event of Carr's bankruptcy  or  insolvency.

Carr's  parent, Credit Agricole Indosuez, has guaranteed  to  the

Partnership  payment  of  the  net  liquidating  value   of   the

transactions  in  the Partnership's account with Carr  (including foreign currency contracts).

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with DWR  as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Advisor,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose  is  to  trade in futures, forwards, and options,  it  is expected  that the Partnership will continue to own  such  liquid assets for margin purposes.



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



Capital  Resources. The Partnership does not have, or  expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  units of limited partnership interest ("Units")  will affect  the  amount of funds available for investment in  futures interests in subsequent periods.  It is not possible to  estimate the  amount  and  therefore, the impact of future redemptions  of

Units.

Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the Partnership's operations for the quarter ended March  31,

2000  and  the  period  from  March  1,  1999  (commencement   of

operations)  to  March  31,  1999, respectively,  and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisor or will  be  profitable  in  the

future.    Consequently,  the  results  of  operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter Ended March 31, 2000

For  the  quarter  ended March 31, 2000 the Partnership  recorded total trading revenues including interest income of $388,352 and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 1.9% were recorded primarily  during  January  in the  global  stock  index  futures markets  from long positions in U.S. stock index futures as  U.S.

and European equity prices reversed lower, after rallying higher in December, amid fears of interest rate hikes in the U.S. and

Europe.  Stock prices declined further later in January as a  new batch  of  economic  data raised fears that the  Federal  Reserve could  be  forced to take aggressive action to slow the  economy.

In  the  soft  commodities markets, losses of approximately  1.1%

were incurred primarily from short positions in coffee futures as prices  rebounded  during late-January.  Additional  losses  were

incurred  from  long  positions  in  cotton  futures  as   prices

decreased later in March after the latest figures from  the  USDA

indicated  a  fall in exports and on reports  of  rain.   In  the

global  interest  rate futures markets, losses  of  approximately

0.9%  were  recorded primarily during February from long  futures positions  in Japanese government bonds as the market experienced significant  price  volatility.  During March, additional  losses were  recorded  later in March from short positions  in  Japanese

interest  rate futures as Japanese bond prices rebounded.   These

losses  were  partially  offset by gains  of  approximately  3.1%

recorded  in  the  currency  markets  during  March  from   short

positions  in  the  euro  as the value  of  the  European  common currency  finished March lower versus the U.S. dollar, undermined by  expectations that interest rates would be held steady by  the

European   Central  Bank.   In  the  energy  markets,  gains   of

approximately 1.7% were recorded during January and February from long  positions in crude oil futures and its refined products  as oil  prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. Total expenses for the three months ended

March  31,  2000  were  $513,261, resulting  in  a  net  loss  of

$124,909.   The value of a Unit decreased from $8.93 at  December

31,  1999 to $8.86 at March 31, 2000.  Results of operations  for

First  Quarter  2000  are not comparable to  First  Quarter  1999

because   1999  reflects  only  a  single  month's   trading   of

approximately 67% lower Net Assets.



For the Period Ended March 31, 1999

For the period from March 1 (commencement of operations) to March

31,  1999, the Partnership recorded total trading losses  net  of interest  income of $405,344 and posted a decrease in  Net  Asset

Value per Unit.  The most significant net losses of approximately

4.3%  were  recorded  in the global stock index  futures  markets largely  from  long  positions in U.S.  stock  index  futures  as domestic  equity prices moved lower during late March on investor fears  regarding  corporate  earnings,  most  notably  technology

companies.   In the agricultural markets, losses of approximately

0.9%  were  experienced from short futures  positions  in  wheat,

corn, and soybean products.  Wheat prices moved higher on reports that  a  cold snap in the U.S. Midwest could damage the hard  red winter  wheat crop early in March.  Corn prices increased due  to

technical  strength amid a lack of farmer selling.   Soybean  oil

prices increased due to speculative buying incited by signs of an

increase  in  world oilseed and vegetable oil  demand.   In  soft

commodities, losses of approximately 0.7% were recorded primarily
from   short  cotton  futures  positions  as  prices  surged   on

technically  motivated  speculative buying  and  rumors  that  an influential merchant had turned bullish.  In the metals  markets,

smaller losses of approximately 0.4% were experienced mainly from short aluminum futures positions as prices increased during  mid-

March as good demand in the United States prompted shipments from

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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures  interests are settled  daily  through  variation margin.

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets

by  primary market risk category at March 31, 2000 and 1999.   As

of   March   31,   2000   and  1999,  the   Partnership's   total

capitalization  was  approximately $24 million  and  $8  million,

respectively.


     Primary Market         March 31, 2000     March 31, 1999
     Risk Category          Value at Risk      Value at Risk

     Interest Rate              (1.08)%           (0.44)%

     Equity                     (1.47)            (0.16)

     Currency                   (1.35)            (0.99)

     Commodity                  (0.58)            (0.19)

     Aggregate Value at Risk    (2.79)%           (1.08)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.

The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets  for the four calendar quarter-end reporting  periods from April 1, 1999 through March 31, 2000.

Primary Market Risk Category        High       Low       Average

Interest   Rate                             (1.58)%       (0.44)%
(0.99)%

Equity                             (4.75)     (0.16)     (1.67)

Currency                           (1.35)     (0.99)     (1.17)

Commodity                          (0.95)     (0.19)     (0.58)

Aggregate Value at Risk            (5.02)%    (1.08)%    (2.85)%


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

The VaR tables above present the results of the Partnership's VaR for  the  Partnership's market risk exposures and on an aggregate basis  at  March  31, 2000 and for the end of the  four  calendar quarter  reporting periods from April 1, 1999 through  March  31,

2000.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk.  There  can be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial.  The Partnership  also maintains  a  substantial  portion  (approximately  82%)  of  its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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

The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest  Rate  - The primary market exposure in the  Partnership is  in the interest rate sector.  Exposure was spread across  the

U.S.,  Japanese, European and Australian interest  rate  sectors.

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

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable future.  The changes in interest rates which have the most  effect  on  the Partnership are changes  in  long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held  by the Partnership are in medium-  to  long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium- to long-term rates to remain steady.



Equity  -   The second largest market exposure at March 31,  2000

was  in the stock index complex.  The primary equity exposure  is

to  equity  price  risk in the G-7 countries.   The  stock  index

futures  traded by the Partnership are by law limited to  futures

on   broadly   based  indices.   As  of  March  31,   2000,   the

Partnership's primary exposures were in the S&P 500 (U.S.),  Hang

Seng  (China),  DAX (Germany) and Nikkei (Japan)  stock  indices.

The Partnership is primarily exposed to the risk of adverse price trends  or  static  markets in the U.S.,  European  and  Japanese

indices.   (Static markets would not cause major  market  changes

but  would  make it difficult for the Partnership to avoid  being

"whipsawed" into numerous small losses).



Currency  -  The Partnership's currency exposure is  to  exchange rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  first  quarter  of   2000,   the

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



Commodity

Energy  -   On March 31, 2000, the Partnership's energy  exposure

was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other

economic  fundamentals.   It  is possible  that  volatility  will

remain  high and that significant profits and losses, which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and is expected to continue in this choppy pattern.



Soft  Commodities  and Agriculturals - On  March  31,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these

sectors.   Most  of  the exposure was in the  wheat,  coffee  and

cotton markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.



Metals  -   The  Partnership's  metals  market  exposure  is   to

fluctuations  in  the price of base metals.   During  periods  of

volatility, base metals will affect performance dramatically.

                             - 27 -

Demeter  anticipates that the base metals will remain the primary metals  market exposure of the Partnership.  Silver  prices  have remained  volatile over this period, and the Trading Advisor  has from  time to time taken positions as they have perceived  market opportunities to develop.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances - The Partnership's  primary  foreign

currency  balances  are  in Hong Kong  dollars  and  euros.   The

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

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal  of  the  order  dismissing  the  consolidated  complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion.)



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The   Partnership  registered  3,000,000  Units  pursuant  to   a

Registration  Statement on Form S-1, which  became  effective  on

November 6, 1998 (SEC File Number 333-60097).



The Partnership registered an additional 6,000,000 Units pursuant to  a  new  Registration  Statement on  form  S-1,  which  became effective on March 27, 2000 (SEC File Number 333-91567).



The managing underwriter for the Partnership is DWR.



Units are being sold at monthly closings at a price equal to 100%

of  the  Net Asset Value per Unit as of the close of business  on the last day of each month.

Through  March  31, 2000, 3,050,301.806 Units were sold,  leaving

5,949,698.194  Units unsold as of March 31, 2000.  The  aggregate price of the Units sold through March 31, 2000 was $27,585,862.



Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Programs, Use of Proceeds and Trading Policies" sections  of  the prospectus  included as part of the above referenced Registration

Statement.



Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and Dean Witter  Futures

and  Currency  Management, Inc. ("DWFCM") and  Robert  E.  Murray

replaced him as Chairman of the Board of Demeter and DWFCM.




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




                          Morgan Stanley Dean Witter Charter
                          Welton L.P.(Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

May 12, 2000              By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                   Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.