Form 10-Q
period 2000-06-30
MORGAN STANLEY DEAN WITTER CHARTER WELTON LP
filed 2000-08-11
CIK 1066657

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

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


Yes    X            No___________

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                        June 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 2000
     (Unaudited) and December 31, 1999..........................2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited).........................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and the Period from March 1, 1999
     (commencement of operations) to June 30, 1999
     (Unaudited)................................................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 2000 and the Period from
        March 1, 1999 (commencement of operations) to
                       June               30,                1999
     (Unaudited)..................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and the Period from March 1,
     1999 (commencement of operations) to June 30, 1999
     (Unaudited)................................................6

        Notes to Financial Statements (Unaudited)...............7-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................21-33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................34

Item 2. Changes in Securities and Use of Proceeds...........34-35

Item 5. Other Information..................................... 35

Item 6. Exhibits and Reports on Form 8-K....................35-36


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                       June 30,      December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               22,658,173    20,297,239
 Net unrealized gain (loss) on open contracts(57,093)1,722,849
 Net option premiums                (215,831)         403,312

      Total Trading Equity          22,385,249     22,423,400

Subscriptions receivable               382,301        948,424
Interest receivable (DWR)            106,154          83,547

      Total Assets                 22,873,704      23,455,371


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable                   413,077        222,634
 Accrued brokerage fees (DWR)          133,718        120,848
 Accrued management fees                38,205         34,528

      Total Liabilities                585,000        378,010

Partners' Capital

 Limited Partners (2,813,703.558 and
 2,554,572.061 Units, respectively) 22,035,031     22,813,660
 General Partner (32,392.072 and
     29,528.110 Units, respectively)     253,673      263,701

 Total Partners' Capital            22,288,704     23,077,361

 Total Liabilities and Partners' Capital  22,873,704   23,455,371


NET ASSET VALUE PER UNIT                  7.83            8.93

          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $


REVENUES
 Trading profit (loss):
          Realized                           (1,449,599)(536,301)
Net change in unrealized          (1,222,151)      720,358

      Total Trading Results       (2,671,750)   184,057

 Interest Income (DWR)                329,692        91,962
      Total Revenues              (2,342,058)      276,019

EXPENSES

 Brokerage fees (DWR)                 411,702   181,528
      Management fees                 117,629        51,865
      Total Expenses                  529,331       233,393

NET INCOME (LOSS)                 (2,871,389)         42,626


NET INCOME (LOSS) ALLOCATION

 Limited Partners                 (2,838,021)    42,391
 General Partner                     (33,368)        235


NET INCOME (LOSS) PER UNIT

 Limited Partners                      (1.03)     (.02)
 General Partner                       (1.03)       (.02)


          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


For the Period from

March 1, 1999

(commencement
For the Six Months         of operations) to

Ended June 30,                  June 30,
                                      2000            1999
                                        $              $
REVENUES
 Trading profit (loss):
    Realized                       (793,358)     (994,153)
      Net change in unrealized   (1,779,942)     752,388
      Total Trading Results      (2,573,300)  (241,765)
 Interest Income (DWR)               619,594      112,440
      Total Revenues             (1,953,706)     (129,325)

EXPENSES

   Brokerage   fees   (DWR)                  810,905      215,370
Management fees                      231,687          61,534

      Total Expenses               1,042,592        276,904
NET LOSS                         (2,996,298)      (406,229)


NET LOSS ALLOCATION

    Limited    Partners                  (2,961,270)    (401,052)
General Partner                     (35,028)    (5,177)

NET LOSS PER UNIT

 Limited Partners                     (1.10)      (.79)
 General Partner                      (1.10)       (.79)



          The accompanying notes are an integral part of these financial statements.


         MORGAN STANLEY DEAN WITTER CHARTER WELTON  L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Six Months Ended June 30, 2000 and the
                   Period from March 1, 1999
                 (commencement of operations) to
                          June 30, 1999
                          (Unaudited)





Units of

Partnership               Limited   General

Interest                  Partners  Partner    Total

Partners' Capital,
 March 1, 1999
 Initial Offering     580,145.052          $5,731,450            $70,000   $5,801,450

Offering of Units     997,332.947                  9,038,806     100,000   9,138,806

Net                                                          Loss
-                                     (401,052)         (5,177)      (406,229)

Partners' Capital,
  June 30, 1999     1,577,477.999           $14,369,204  $164,823
$14,534,027





Partners' Capital,
 December 31, 1999  2,584,100.171          $22,813,660           $263,701
$23,077,361
Offering of Units     643,848.858          5,433,034      25,000      5,458,034

Net                                                          Loss
-                                          (2,961,270)           (35,028)
(2,996,298)

Redemptions                                        (381,853.399)         (3,250,393)
______-__                          (3,250,393)

Partners' Capital,
  June 30, 2000     2,846,095.630           $22,035,031  $253,673
$22,288,704









           The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





For the Period from

March 1, 1999

(commencement
For the Six Months         of operations) to

Ended June 30,                 June 30,
                                      2000            1999
                                        $              $

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                         (2,996,298)(406,229)
 Noncash item included in net loss:
    Net change in unrealized        1,779,942   (752,388)

 (Increase) decrease in operating assets:
     Net   option   premiums                619,143       178,547
 Interest receivable (DWR)          (22,607)  (38,708)
 Increase in operating liabilities:
       Accrued   brokerage   fees   (DWR)         12,870   72,440
Accrued management fees                 3,677      20,697

 Net cash used for operating activities   (603,273)  (925,641)


CASH FLOWS FROM FINANCING ACTIVITIES

                           Initial                       offering
-                                   5,801,450
    Offering of Units               5,458,034   9,138,806
         (Increase)   decrease   in   subscriptions    receivable
566,123                           (1,740,035)
            Increase        in        redemptions         payable
190,443                            -
    Redemptions of Units          (3,250,393)  ______-___

   Net   cash  provided  by  financing  activities      2,964,207
13,200,221

 Net increase in cash               2,360,934  12,274,580

 Balance at beginning of period    20,297,239_____-____
 Balance at end of period          22,658,173     12,274,580



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



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on a rate equal  to  that

earned  by  DWR  on  its  U.S. Treasury  bill  investments.   The

Partnership pays brokerage fees to DWR.



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

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133", which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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


The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the statements of financial condition and totaled $(57,093) and

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


$1,722,849 at June 30, 2000 and December 31, 1999, respectively.



The net unrealized loss of $57,093 and the net unrealized gain of

$1,722,849  at June 30, 2000 and December 31, 1999, respectively,

related  to  exchange-traded futures and  futures-styled  options contracts.



Exchange-traded futures and futures-styled options contracts held by  the Partnership at June 30, 2000 and December 31, 1999 mature through December 2000 and May 2000, respectively.



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

Commodity  Futures Trading commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal  to the net unrealized gain (loss) on all open futures  and futures-styled options contracts, which funds, in the  aggregate,

totaled $22,601,080 and $22,020,088 at June 30, 2000 and December

31,  1999, respectively.  With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain (loss) on  open forward  contracts  be segregated.  With respect  to  those  off-

exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts,  to perform.  The Partnership has a netting  agreement

with  Carr.   This  agreement, which seeks  to  reduce  both  the

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



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign currencies.  The markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating

unfavorable   positions  in  such  markets,  subjecting   it   to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



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

Units.

Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the  Partnership's operations for the quarter and six  months ended  June 30, 2000 and for the quarter ended June 30, 1999  and the  period  from March 1, 1999 (commencement of  operations)  to

June  30,  1999,  respectively, and a general discussion  of  its trading activities during each period.  It is important to  note,

however,  that the Trading Advisor trades in various  markets  at different  times  and that prior activity in a particular  market does  not  mean that such market will be actively traded  by  the

Trading   Advisor   or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Advisor's  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  losses net of interest income of  $2,342,058  and

posted  a  decrease  in  Net Assets Value  per  Unit.   The  most

significant  losses of approximately 7.7% were  recorded  in  the currency  markets primarily during April from long  positions  in the Japanese yen as the value of the yen weakened versus the U.S.

dollar   amid   fears  of  additional  Bank  of   Japan   ("BOJ")

intervention.  During  May and June, losses  were  recorded  from short  positions in the Japanese yen as its value reversed higher versus the U.S. dollar following hints by BOJ governor Hayami  of the  possible end of the zero interest rate policy in Japan.  The

U.S.  dollar  weakened further versus the  yen  during  June  due primarily to the perception that interest rates in the  U.S.  may

have  topped  out.   In the global stock index  futures  markets,

losses of approximately 6.3% were recorded primarily during April from  long U.S. stock index futures positions as domestic  equity prices  declined  following an unexpected jump  in  the  Consumer

Price  Index on fears of inflation and concerns that the  Federal

Reserve  may need to raise interest rates more aggressively.   In

the   metals  markets,  losses  of  approximately  1.5%  resulted primarily  during June from short aluminum futures  positions  as prices  reversed sharply higher mid-month on institutional buying and  fears  that  U.S.  capacity could be hit  further  by  power

shortages.   In the global interest rate futures markets,  losses

of  approximately 0.8% were recorded throughout the  majority  of the quarter from short positions in German bund futures as prices were  pushed higher by a rise in U.S. prices.  These losses  were

partially   offset  by  gains  of  approximately  4.2%   recorded

primarily  in  the energy markets during May and June  from  long futures  positions in crude oil and its related products  as  the previous  upward  movement in oil prices re-emerged  amid  rising concerns regarding supplies and production levels. Additional gains were recorded during May from long positions in natural gas futures  as prices continued their upward trend, as data released by  the  American  Gas Association further confirmed  fears  that inventory  levels  remain low.  In the soft commodities  markets,

gains  of  approximately 0.6% were recorded throughout a majority of  the  quarter from short positions in coffee futures as prices declined  on  technical factors.  Total expenses  for  the  three months ended June 30, 2000 were $529,331, resulting in a net loss of $2,871,389.  The value of a Unit decreased from $8.86 at March

31, 2000 to $7.83 at June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading  losses net of interest income of  $1,953,706  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant losses of approximately 8.2% were recorded  primarily during  January  in the global stock index futures  markets  from long  positions in U.S. stock index futures as U.S. and  European equity  prices reversed lower, after rallying higher in December,

amid fears of interest rate hikes in the U.S. and Europe.  During

April, additional losses were recorded from long U.S. stock index futures positions as domestic equity prices declined following an unexpected  jump  in the Consumer Price Index.  In  the  currency markets,  losses of approximately 4.7% were experienced primarily during April from long positions in the Japanese yen as the value of  the  yen  weakened  versus the  U.S.  dollar  amid  fears  of additional BOJ intervention. During May and June, losses were recorded from short positions in the Japanese yen as its value reversed  higher versus the U.S. dollar following  hints  by  BOJ governor  Hayami  of the possible end of the zero  interest  rate policy  in  Japan.  In the global interest rate futures  markets,

losses  of  approximately  1.7%  were  recorded  throughout   the

majority  of  the second quarter from short positions  in  German bund  futures  as prices were pushed higher by the rise  in  U.S.

prices.   In  the  metals markets, losses of  approximately  1.6%

resulted  primarily  during  June  from  short  aluminum  futures positions  as  prices  reversed sharply higher  at  mid-month  on institutional buying and fears that U.S. capacity  could  be  hit further  by power shortages.  These losses were partially  offset by  gains of approximately 5.8% recorded primarily during January and  February in the energy markets from long positions in  crude oil  futures and its refined products as oil prices increased  on concerns  about  future output levels from  the  world's  leading producer  countries  amid  dwindling  stockpiles  and  increasing

demand.   Gains were also recorded during May and June from  long

futures positions in crude oil as the previous upward movement in oil  prices reemerged amid rising concerns regarding supplies and

production  levels.   Additional gains were recorded  during  May

from  long  positions in natural gas futures as prices  continued

their  upward  trend,  as  data  released  by  the  American  Gas

Association further confirmed fears that inventory levels  remain low. Total expenses for the six months ended June 30, 2000 were $1,042,592, resulting in a net loss of $2,996,298. The value of  a Unit decreased from $8.93 at December 31, 1999 to $7.83  at

June 30, 2000.


For the Quarter and Four Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $276,019  and posted  a  small  increase in Total Net Assets.  Due  to  monthly fluctuations  in  Net  Asset Value per Unit  and  the  timing  of

monthly   subscriptions,  Net  Asset  Value  per  Unit  decreased

slightly  for  the  quarter.   The  most  significant  losses  of

approximately 2.6% were recorded in the energy markets  primarily from  long  positions in natural gas futures  as  prices  dropped during mid June on reports of higher-than-expected storage levels and  a break in a heat wave in key consumption areas of the  U.S.

In  metals, losses of approximately 2.2% were incurred  primarily during  May  from long futures positions in most base  metals  as prices  reversed sharply lower amid increased supply, low  demand and  as the likelihood of a production cut faded.  Smaller losses of  approximately  0.4%  were recorded in  the  currency  markets

primarily   from   crossrate  transactions,  specifically   short

positions  in  the  European  common  currency  relative  to  the

Japanese  yen,  as the value of the euro climbed versus  the  yen during  mid May following comments by Japanese finance  officials that the subsequent decline in the yen versus the U.S. dollar was rapid but not concerning. These losses were partially offset by gains of approximately 2.3% recorded in the global interest rate futures  markets  primarily during June from short  positions  in

European  interest rate futures, particularly Spanish and  German

bond   futures,  as  prices  declined  amid  dampened   sentiment

regarding  economic  unity in that region  and  on  fears  of  an interest rate hike in the U.S.  Additional gains of approximately

2.2%  were  recorded  in the global stock index  futures  markets primarily  from  long positions in U.S. stock  index  futures  as domestic equity prices rose during June following the release  of

U.S.  economic  data that calmed investor fears  of  any  extreme action  by the Federal Open Market Committee.  Smaller  gains  of

approximately  0.4%  were  recorded  in  the  livestock   markets

primarily  from  short positions in lean hog  futures  as  prices

declined  sharply due to reports of an inventory surplus.   Total

expenses  for the three months ended June 30, 1999 were $233,393,

resulting  in  net  income  of $42,626.   The  value  of  a  Unit

decreased from $9.23 at March 31, 1999 to $9.21 at June 30, 1999.



For the period from March 1, 1999 (commencement of operations) to

June 30, 1999, the Partnership recorded total trading losses  net of interest income of $129,325 and posted a decrease in Net Asset

Value per Unit. The most significant losses of approximately 3.1%

were recorded in the energy markets primarily from long positions in  natural  gas  futures as prices dropped during  mid  June  on reports of higher-than-expected storage levels and a break  in  a heat wave in key consumption areas of the U.S. In metals, losses of approximately 2.6% were incurred primarily during May from long  futures  positions in most base metals as  prices  reversed sharply  lower  amid  increased supply, low  demand  and  as  the

likelihood  of  a  production  cut faded.   Smaller  losses  were

recorded  in this market complex during March from short aluminum futures  positions as prices increased as strong demand from  the

U.S.  prompted shipments from Europe amid a drawdown  in  supply.

In   currencies,  losses  of  approximately  0.5%  were  recorded primarily during March from short Japanese yen positions  as  the value  of  the  yen  increased relative to the U.S.  dollar  amid positive  investor  reaction to the Bank of Japan's  decision  to leave  the  official discount rate unchanged.  Losses  were  also recorded from short yen positions during June as the yen's  value temporarily  strengthened  versus the  U.S.  dollar  on  optimism regarding  the Japanese economy.  These losses were mitigated  by gains of approximately 2.1% recorded in the global interest  rate futures  markets  primarily  from  short  positions  in  European interest  rate  futures,  particularly Spanish  and  German  bond futures,  as prices declined during June amid dampened  sentiment regarding  economic  unity in that region  and  on  fears  of  an interest  rate hike in the U.S.  Smaller profits of approximately

0.4%  were recorded in the livestock markets primarily from short positions in lean hog futures as prices declined sharply  due  to reports  of an inventory surplus.  Total expenses for the  period from  March 1, 1999 (commencement of operations) to June 30, 1999 were $276,904, resulting in a net
loss  of $406,229.  The value of a Unit decreased from $10.00  at

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category at June 30, 2000 and 1999.  As of

June  30,  2000  and 1999, the Partnership's total capitalization was approximately $22 million and $15 million, respectively.


     Primary Market         June 30, 2000      June 30, 1999
     Risk Category          Value at Risk      Value at Risk

     Interest Rate              (1.30)%           (0.86)%

     Currency                   (1.11)            (1.12)

     Equity                     (0.74)            (4.75)
     Commodity                  (1.23)            (0.60)
     Aggregate Value at Risk    (1.98)%           (5.02)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.



Primary Market Risk Category        High       Low       Average

Interest Rate                      (1.30)%    (0.44)%    (0.92)%
Currency                           (1.35)     (0.99)     (1.14)

Equity                             (4.75)     (0.16)     (1.78)

Commodity                          (1.23)     (0.19)     (0.65)

Aggregate Value at Risk            (5.02)%    (1.08)%    (2.72)%

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



The VaR tables above present the results of the Partnership's VaR for  the  Partnership's market risk exposures and on an aggregate basis  at  June  30, 2000 and for the end of the  four  quarterly reporting periods from July 1, 1999 through June 30, 2000.  Since

VaR  is  based  on historical data, VaR should not be  viewed  as predictive  of the Partnership's future financial performance  or its ability to manage or monitor risk.  There can be no assurance that the Partnership's actual losses on a particular day will not exceed  the VaR amounts indicated above or that such losses  will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial.  At June 30, 2000 the

Partnership's cash balance at DWR was approximately  86%  of  its

total  Net Asset Value.    A decline in short-term interest rates

will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered material.



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




The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 2000 by market sectors.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest Rate.  The primary market exposure in the Partnership at

June  30,  2000  was in the interest rate sector.   Exposure  was

spread   across  the  U.S.,  Japanese,  European  and  Australian

interest  rate sectors.  Interest rate movements directly  affect the  price  of the sovereign bond futures positions held  by  the

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



Currency.   The second largest market exposure at June  30,  2000

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

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include the major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Equity.    The  primary equity exposure at June 30, 2000  was  to

equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on broadly  based  indices.  As of June 30, 2000, the  Partnership's primary  exposures were in the S&P 500 (U.S.), Hang Seng  (China)

and  NASDAQ  (U.S.) stock indices.  The Partnership is  primarily exposed to the risk of adverse price trends or static markets  in the  U.S.,  European and Japanese indices.  Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses.



Commodity.

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Soft  Commodities  and Agriculturals .  On  June  30,  2000,  the

Partnership  had exposure in the corn, wheat and coffee  markets.

Supply  and  demand inequalities, severe weather  disruption  and market expectations affect price movements in these markets.



Metals.   The  Partnership's metals market exposure at  June  30,

2000  was  to  fluctuations in the price of base metals.   During

periods  of  volatility,  base  metals  will  affect  performance

dramatically.   Demeter anticipates that  the  base  metals  will

remain the primary metals market exposure of the Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  at June 30, 2000 were  in  Japanese  yen  and

British pounds.  The Partnership controls the non-trading risk of these  balances by regularly converting these balances back  into dollars upon liquidation of the respective position.

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

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q for the quarter ended March 31, 2000  and

Form 10-K for the year ended December 31, 1999.



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



Through  June  30, 2000, 3,259,058.086 Units were  sold,  leaving

5,740,941.914  Units unsold as of June 30, 2000.   The  aggregate

price of the Units sold through June 30, 2000 was $29,273,562.

Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Programs, Use of Proceeds and Trading Policies" sections  of  the prospectus  included as part of the above referenced Registration

Statement.

Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures  Currency  Management  Inc.   Effective  July  10,  2000,

Raymond E. Koch replaced Lewis A. Raibley, III as Chief Financial

Officer in Demeter.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

   3.01 Form of Limited Partnership Agreement of the Partnership, dated as of March 27, 2000, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated November 6, 1998, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 31, 2000.

  3.02   Certificate of Limited Partnership, dated July 15, 1998,
       is  incorporated  by  reference to  Exhibit  3.01  of  the
       Partnership's Form 10-Q (File No. 0-25607) for the        quarter
       ended March 31, 1999.

 10.01        Management Agreement, dated as of November 6, 1998,
      among the Partnership, Demeter Management Corporation,     and
      Welton Investment Corporation, is incorporated by      reference
      to Exhibit 10.01 of the Partnership's Form 10-    Q (File No. 0-
      25607) for the quarter ended March 31,       1999.

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

  10.05 Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated March 27, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 31, 2000.

  10.06 Escrow Agreement, dated November 6, 1998, among the Partnership, Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank is incorporated by reference to Exhibit 10.06 of the Partnership's Form 10-Q (File No. 0-25607) for the quarter ended March 31, 1999.

     (B)  Reports on Form 8-K. - None.

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




                          Morgan Stanley Dean Witter Charter
                          Welton L.P.(Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

August 11, 2000            By:/s/ Raymond E. Koch_____________
Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.