Form 10-Q
period 2000-09-30
MORGAN STANLEY DEAN WITTER CHARTER WELTON LP
filed 2000-11-13
CIK 1066657

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                     September 30, 2000



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 2000
     (Unaudited) and December 31, 1999..........................2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and the Period from March 1, 1999
     (commencement of operations) to September 30, 1999
     (Unaudited)................................................4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 2000 and the Period from
        March 1, 1999 (commencement of operations) to
                     September              30,              1999
     (Unaudited).............................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and the Period from March 1,
     1999 (commencement of operations) to September 30, 1999
     (Unaudited)................................................6

        Notes to Financial Statements (Unaudited)...............7-
     12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......13-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................22-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................36

Item 2. Changes in Securities and Use of Proceeds...........36-37

Item 6. Exhibits and Reports on Form 8-K....................37-38

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                    September 30,     December 31
,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               21,289,602    20,297,239
 Net unrealized gain (loss) on open contracts(1,035,664)1,722,849
 Net option premiums                (162,206)         403,312

      Total Trading Equity          20,091,732     22,423,400

Subscriptions receivable               357,914        948,424
Interest receivable (DWR)            109,103          83,547

      Total Assets                20,558,749       23,455,371


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable                   274,510        222,634
 Accrued brokerage fees (DWR)          126,016        120,848
 Accrued management fees                36,005         34,528

      Total Liabilities                436,531        378,010

Partners' Capital

 Limited Partners (2,803,923.259 and
   2,554,572.061 Units, respectively)19,892,413    22,813,660
    General Partner (32,392.072 and
       29,528.110 Units, respectively)      229,805     263,701

 Total Partners' Capital            20,122,218     23,077,361

  Total  Liabilities and Partners' Capital   20,558,749     23,45
5,371


NET ASSET VALUE PER UNIT                  7.09            8.93

          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                              For the Quarters Ended September 30,

                                        2000        1999
                                          $            $


REVENUES
 Trading loss:
         Realized                            (947,355)(1,102,288)
Net change in unrealized            (978,571)     (282,044)

      Total Trading Results       (1,925,926)(1,384,332)

 Interest Income (DWR)                331,342       176,916
      Total Revenues              (1,594,584)   (1,207,416)

EXPENSES

 Brokerage fees (DWR)                 380,085   296,675
      Management fees                 108,596        84,765
      Total Expenses                  488,681       381,440

NET LOSS                          (2,083,265)  (1,588,856)


NET LOSS ALLOCATION

 Limited Partners                 (2,059,397)(1,571,130)
 General Partner                     (23,868)   (17,726)


NET LOSS PER UNIT

 Limited Partners                      (0.74)     (.85)
 General Partner                       (0.74)       (.85)



          The accompanying notes are an integral part of these financial statements.


        MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



For the Period from

March 1, 1999

(commencement
For the Nine Months         of operations) to

Ended September 30,      September 30,
                                      2000            1999
                                        $              $
REVENUES
 Trading profit (loss):
    Realized                     (1,740,713)     (2,096,441)
      Net change in unrealized   (2,758,513)        470,344
      Total Trading Results      (4,499,226) (1,626,097)
 Interest Income (DWR)               950,936        289,356
      Total Revenues             (3,548,290)   (1,336,741)

EXPENSES

   Brokerage   fees   (DWR)                1,190,990      512,045
Management fees                      340,283        146,299

      Total Expenses               1,531,273        658,344
NET LOSS                         (5,079,563)    (1,995,085)


NET LOSS ALLOCATION

    Limited   Partners                  (5,020,667)   (1,972,182)
General Partner                     (58,896)   (22,903)

NET LOSS PER UNIT

 Limited Partners                     (1.84)     (1.64)
 General Partner                      (1.84)      (1.64)






          The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER WELTON  L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
      For the Nine Months Ended September 30, 2000 and the
                   Period from March 1, 1999
                 (commencement of operations) to
                       September 30, 1999
                          (Unaudited)




Units of

Partnership               Limited   General

Interest                  Partners  Partner    Total

Partners' Capital,
 March 1, 1999
 Initial Offering     580,145.052          $5,731,450            $70,000   $5,801,450

Offering of Units   1,726,658.495                 15,311,038     160,000   15,471,038

Net                                                          Loss
-                                  (1,972,182)        (22,903)       (1,995,085)

Redemptions                                        (23,635.677)       (199,932)
____-___                             (199,932)

Partners' Capital,
  September 30, 1999 2,283,167.870          $18,870,374  $207,097
$19,077,471





Partners' Capital,
 December 31, 1999  2,584,100.171          $22,813,660           $263,701
$23,077,361
Offering of Units     773,314.065          6,386,584      25,000      6,411,584

Net                                                          Loss
-                                            (5,020,667)           (58,896)
(5,079,563)
Redemptions                                         (521,098.905)
(4,287,164)                        ____-___             (4,287,164)

Partners' Capital,
  September 30, 20002,836,315.331           $19,892,413  $229,805
$20,122,218






           The accompanying notes are an integral part of these financial statements.


         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





For the Period from

March 1, 1999

(commencement
For the Nine Months         of operations) to

Ended September 30,     September 30,
                                      2000            1999
                                        $              $


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                         (5,079,563)(1,995,085)
 Noncash item included in net loss:
    Net change in unrealized        2,758,513   (470,344)

 (Increase) decrease in operating assets:
     Net   option   premiums                565,518       215,869
 Interest receivable (DWR)          (25,556)  (68,320)
 Increase in operating liabilities:
        Accrued    brokerage    fees   (DWR)         5,168109,254
    Accrued management fees            1,477      31,215

 Net cash used for operating activities  (1,774,443)  (2,177,411)


CASH FLOWS FROM FINANCING ACTIVITIES

                           Initial                       offering
-                                   5,801,450
    Offering of Units               6,411,584  15,471,038
       (Increase)  decrease  in  subscriptions  receivable590,510
(906,618)
            Increase        in        redemptions         payable
51,876                     128,135
    Redemptions of Units          (4,287,164)   (199,932)

  Net  cash  provided  by  financing  activities     2,766,806  2
0,294,073

 Net increase in cash                 992,363  18,116,662

 Balance at beginning of period    20,297,239_     ___-___
 Balance at end of period          21,289,602  18,116,662



          The accompanying notes are an integral part of these financial statements.

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition

of   Morgan   Stanley  Dean  Witter  Charter  Welton  L.P.   (the

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

Futures  Inc. ("Carr"), provided clearing and execution services.

Demeter  and DWR are wholly-owned subsidiaries of Morgan  Stanley

Dean  Witter  &  Co. Welton Investment Corporation (the  "Trading

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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  statements  of financial condition and totaled  $(1,035,664)

and  $1,722,849  at  September 30, 2000 and  December  31,  1999,

respectively.



The net unrealized loss of $1,035,664 and the net unrealized gain of  $1,722,849  at  September 30, 2000  and  December  31,  1999,

respectively,  related to exchange-traded  futures  and  futures-

styled options contracts.



Exchange-traded futures and futures-styled options contracts held by the Partnership at September 30, 2000 and December 31, 1999

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



mature through March 2001 and May 2000, respectively.



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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal  to the net unrealized gain (loss) on all open futures  and futures-styled options contracts, which funds, in the  aggregate,

totaled $20,253,938 and $22,020,088 at September 30, 2000 and

         MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




December   31,   1999,  respectively.   With   respect   to   the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized

gain  (loss)  on  open  forward contracts  be  segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole

counterparty   on  all  of  such  contracts,  to  perform.    The

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

Units.

Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the  Partnership's operations for the quarter and nine months ended September 30, 2000 and for the quarter ended September  30,

1999  and  the  period  from  March  1,  1999  (commencement   of

operations)  to September 30, 1999, respectively, and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisor or will  be  profitable  in  the

future.    Consequently,  the  results  of  operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$1,594,584  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 3.0% were recorded in the global interest rate futures markets primarily during mid September from long positions in Australian interest rate futures  as  prices  declined following a  pattern  set  by  U.S.

Treasuries.    In  the  soft  commodities  markets,   losses   of

approximately 2.4% were recorded primarily during mid  July  from coffee  futures positions as prices moved in an extremely erratic manner on conflicting weather signals from Brazil.  In the energy markets,  losses  of  approximately 1.7% were incurred  primarily during  July from long positions in natural gas futures as prices declined as a result of lower than normal cooling demand  in  key consumption areas and an increase in supplies as reported by  the

American  Gas  Association.  Additional losses  were  experienced during  July  from long futures positions in crude  oil  and  its related products as prices reversed lower amid growing conviction that  Saudi  Arabia will follow through with a  pledge  to  boost production. During late September, losses were also recorded from long  positions  as  energy prices reversed sharply  lower  after

President  Clinton ordered the release of 30 million  barrels  of oil  from  the Strategic Petroleum Reserve.  In the global  stock

index   futures  markets,  losses  of  approximately  1.3%   were

experienced  primarily during September from  long  positions  in

U.S.  stock  index  futures as prices fell  on  technology  stock jitters and fears of a continuous increase in oil prices.  In the metals markets, losses of approximately 1.0% were recorded during

August  from short nickel futures positions and during  September from short zinc futures positions as prices increased.  A portion of the Partnership's overall losses were offset by gains of approximately 0.4% recorded in the currency markets primarily during  August from short positions in the euro as the  value  of the European common currency weakened versus the U.S. dollar amid dampened  optimism for economic growth in Europe.  Total expenses for  the  three  months ended September 30, 2000  were  $488,681,

resulting  in  a  net loss of $2,083,265.  The value  of  a  Unit decreased  from $7.83 at June 30, 2000 to $7.09 at September  30,

2000.



For  the  nine  months ended September 30, 2000, the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$3,548,290  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 9.7% were recorded in  the  global  stock  index futures  markets  primarily  during

January  from long positions in U.S. stock index futures as  U.S.

and  European equity prices reversed lower after rallying  higher in  December  amid fears of interest rate hikes in the  U.S.  and

Europe.  During April, additional losses were recorded from  long

U.S.  stock  index  futures positions as domestic  equity  prices declined  following  the  release of an unexpected  jump  in  the

Consumer  Price  Index.   In  the global  interest  rate  futures

markets,  losses  of approximately 4.6% were recorded  throughout the  majority  of  the  second  and  third  quarters  from  short positions in German bund futures as prices were pushed higher  by a rise in U.S. prices.  Additional losses were recorded primarily during mid September from long positions in Australian interest rate futures as prices declined following a pattern set by U.S.

Treasuries.   In  the currency markets, losses  of  approximately

4.5%  were experienced primarily during April from long positions in  the Japanese yen as the value of the yen weakened versus  the

U.S.  dollar  amid  fears of additional  Bank  of  Japan  ("BOJ")

intervention.   During May and June, losses  were  recorded  from

short  positions in the Japanese yen as its value reversed higher versus the U.S. dollar following hints by BOJ governor Hayami  of

the  possible end of the zero interest rate policy in Japan.   In

the  soft commodities markets, losses of approximately 2.7%  were recorded  primarily during mid July from coffee futures positions as  coffee  prices  moved  in  an  extremely  erratic  manner  on conflicting weather signals from Brazil.  In the metals  markets,

losses of approximately 2.6% resulted primarily during June  from short  aluminum  futures  positions as  prices  reversed  sharply higher  at mid month on institutional buying and fears that  U.S.

capacity  could  be  hit further by power shortages.   Additional

losses  were recorded primarily during September from short  zinc

futures  positions  as  prices  increased.   A  portion  of   the

Partnership's   overall   losses  were   offset   by   gains   of

approximately  4.4%  recorded  in the  energy  markets  primarily during  January  and February from long positions  in  crude  oil futures  and  its  refined products as oil  prices  increased  on concerns  about  future output levels from  the  world's  leading producer  countries  amid  dwindling  stockpiles  and  increasing demand. Gains were also recorded during May and June from long futures positions in crude oil as the previous upward movement in oil prices re-emerged amid rising concerns regarding supplies and production levels.  During August, additional gains were recorded from long positions in crude oil futures and its related products as prices increased as ongoing supply concerns outweighed signals from  Saudi  Arabia  that  it would seek  a  suitable  production increase  to  ease  the crunch. Additional  gains  were  recorded during  May, August and September from long positions in  natural gas  futures as prices continued their upward trend on supply and storage  concerns.  Total  expenses for  the  nine  months  ended

September  30, 2000 were $1,531,273, resulting in a net  loss  of

$5,079,563. The value of a Unit decreased from $8.93 at  December

31, 1999 to $7.09 at September 30, 2000.


For the Quarter and Seven Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$1,207,416  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 8.1% were recorded from  trading global stock index futures, primarily S&P 500, Hang

Seng  and  DAX  index futures, as short-term price volatility  in these  markets throughout a majority of the quarter  resulted  in difficulty  for  Welton's trend following  trading  approach  and

concentrated  participation in this  market  sector.   Additional

losses  of  approximately 2.0% were experienced in  the  currency markets primarily from short positions in the European common currency and the Swiss franc as the previous downward trend in the  value  of  these currencies versus the U.S. dollar  reversed higher during July due to bullish economic data out of Europe and inflationary concerns in the U.S.  These losses were mitigated by currency  gains from long Japanese yen positions as the value  of the  yen  strengthened versus the U.S. dollar during the  quarter amid optimism regarding the Japanese economy.  Smaller losses  of approximately 0.5% incurred in the global interest  rate  futures markets  primarily from trading Australian interest rate  futures throughout the quarter, as well as British interest rate  futures during  August,  more  than offset profits  recorded  from  short positions  in  German  interest  rate  futures  during  July  and

September.  A portion of the Partnership's overall losses for the quarter  were offset by gains of approximately 2.4%  recorded  in the energy markets primarily from long positions in crude oil and its refined products, unleaded gas and heating oil, as oil prices climbed  higher during August and September amid a  tightness  in supplies  and  a commitment by OPEC officials to continue  output cuts  through the first quarter of 2000.  Additional  profits  of approximately 0.7% were recorded in the metals markets  primarily from  long  positions  in nickel futures  as  base  metal  prices increased  as  a  result of rising demand and  shrinking  supply.

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

Asset   Value   per  Unit.   The  most  significant   losses   of

approximately 13.3% were recorded from trading global stock index futures,  primarily S&P 500, Hang Seng and DAX index futures,  as

short-term  price  volatility  in  these  markets  throughout   a

majority  of  the  third quarter resulted in difficulty  for  the

Trading   Advisor's   trend  following   trading   approach   and

concentrated  participation in this  market  sector.   Additional

losses  of  approximately 3.8% were experienced in  the  currency markets primarily from short positions in the euro and the  Swiss franc  as  the  previous downward trend in  the  value  of  these currencies versus the U.S. dollar reversed higher during July due to  bullish economic data out of Europe and inflationary concerns in  the  U.S.  These  losses  were mitigated  by  currency  gains recorded from long Japanese yen positions as the value of the yen increased  versus  the U.S. dollar during the  third  quarter  on optimism regarding Japan's economic recovery.  A portion  of  the

Partnership's overall losses for the year was offset by gains  of approximately 1.0% recorded in the energy markets primarily  from long  positions  in crude oil and its refined products,  unleaded gas  and heating oil, as prices trended higher during August  and

September  due  to  declining supply and  a  commitment  by  OPEC officials  to adhere to agreed-upon output cuts.  In  the  global interest rate futures markets, profits of approximately 1.2% were recorded primarily from short positions in German interest rate futures  during July and September as prices continued  lower  on fears  that  the European Central Bank would also raise  interest

rates.   Additional profits were recorded during June from  short

positions  in Spanish and German bund futures as prices  declined amid  dampened sentiment regarding economic unity in that  region and on fears of an interest rate hike in the U.S.  Total expenses for the period from March 1, 1999 (commencement of operations) to

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category at September 30, 2000 and  1999.

As  of  September  30,  2000 and 1999,  the  Partnership's  total capitalization  was approximately $20 million  and  $19  million,

respectively.

     Primary Market     September 30, 2000    September 30, 1999
     Risk Category         Value at Risk        Value at Risk

     Interest Rate             (1.09)%              (1.58)%

     Currency                  (1.47)               (1.22)

     Equity                    (0.02)               (0.30)
     Commodity                 (1.73)               (0.95)
     Aggregate Value at Risk   (2.35)%              (2.49)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.



Primary Market Risk Category        High       Low       Average

Interest Rate                      (1.30)%   (0.08)%     (0.89)%
Currency                           (1.47)    (0.55)      (1.12)

Equity                             (1.95)    (0.02)      (1.05)

Commodity                          (1.73)    (0.54)      (1.02)

Aggregate Value at Risk            (2.79)%   (1.98)%     (2.33)%


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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and for the end of the four

quarterly   reporting  periods  from  October  1,  1999   through

September  30, 2000.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial performance or its ability to manage or monitor risk.

There can be no assurance that the Partnership's actual losses on a  particular day will not exceed the VaR amounts indicated above or  that  such losses will not occur more than 1 in  100  trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they may represent are immaterial.  At September  30,  2000 the  Partnership's cash balance at DWR was approximately  84%  of

its  total  Net Asset Value.    A decline in short-term  interest

rates  will  result  in  a  decline  in  the  Partnership's  cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.



Interest Rate. The primary market exposure at September 30,  2000 was in the interest rate sector. Exposure was primarily spread across the German, Japanese, U.S. and Australian interest rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

The  G-7  countries  consist of France, U.S.,  Britain,  Germany,

Japan,  Italy  and Canada.  However, the Partnership  also  takes futures  positions  in the government debt of smaller  nations  -

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates  that  have the most significant  effect  on  the

Partnership  are changes in long-term, as opposed to  short-term,

rates.   Most  of the speculative futures positions held  by  the

Partnership    are   in   medium-   to   long-term   instruments.

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium- to long-

term rates to remain steady.



Currency.   The  second largest market exposure at September  30,

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

currencies  other than the U.S. dollar.  At September  30,  2000,

the  Partnership's  major exposures were  in  the  euro  currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include major and minor currencies.  Demeter does  not anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Equity.   The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  September 30, 2000, the Partnership's  primary

exposure  was in the S&P 500 (U.S.) stock index.  The Partnership is  primarily  exposed  to the risk of adverse  price  trends  or static markets in the U.S. stock index.  Static markets would not cause major market changes but would make it difficult for the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses.



Commodity.

Energy.  On September 30, 2000, the Partnership's energy exposure was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.    The  Partnership's  metals  market  exposure   is   to

fluctuations  in  the price of base metals.   During  periods  of

volatility,  base  metals  will affect performance  dramatically.

Demeter  anticipates that the base metals will remain the primary metals market exposure of the Partnership.



Soft  Commodities and Agriculturals.  On September 30, 2000,  the

Partnership  had  exposure  in the markets  that  comprise  these

sectors.   Most  of the exposure, however, was in the  wheat  and

cotton markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances at September 30, 2000 were  in  Japanese  yen.

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



Through  September  30,  2000,  3,388,523.293  Units  were  sold,

leaving 5,611,476.707 Units unsold.  The aggregate price of the

Units sold through September 30, 2000 was $30,227,112.

Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership  for  use in accordance  with  the  "Use  of

Proceeds" section of the prospectus included as part of the above referenced Registration Statement.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

   3.01 Form of Amended and Restated Limited Partnership Agreement of the Partnership, dated as of October 31, 2000, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

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

  10.05 Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

  10.06 Escrow Agreement, dated November 6, 1998, among the Partnership, Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank is incorporated by reference to Exhibit 10.06 of the Partnership's Form 10-Q (File No. 0-25607) for the quarter ended March 31, 1999.

  10.07 Subscription Agreement Update Form is incorporated by reference to Exhibit C of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

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




                          Morgan Stanley Dean Witter Charter
                          Welton L.P.(Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

November 13, 2000          By:/s/ Raymond E. Koch____________
Raymond E. Koch
                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.