Form 10-Q
period 2001-03-31
MORGAN STANLEY DEAN WITTER CHARTER WELTON LP
filed 2001-05-14
CIK 1066657

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2001 and 2000
		(Unaudited)................................................4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................17-29

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 30

Item 2.	Changes in Securities and Use of Proceeds.......... 30-31

Item 6.	Exhibits and Reports on Form 8-K....................31-32







PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
                            2001   	    2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	20,885,850	19,614,103

	Net unrealized gain on open contracts (MS&Co.)	1,731,131	3,456,472
	Net unrealized loss on open contracts (MSIL)	     (25,392)	   (155,033)

	Total net unrealized gain on open contracts	1,705,739	3,301,439
	Net option premiums	    (157,912)	    (55,994)

	     Total Trading Equity	22,433,677	22,859,548

Subscriptions receivable	313,635	265,050
Interest receivable (Morgan Stanley DW)	       95,219  	     110,806

	     Total Assets	  22,842,531  	    23,235,404


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Redemptions payable	334,818	771,830
	Accrued brokerage fees (Morgan Stanley DW)	122,244	119,881
	Accrued management fees	       34,927	      34,252

	     Total Liabilities	     491,989	     925,963

Partners' Capital
	Limited Partners (2,743,934.451 and
	  2,688,816.221 Units, respectively)	22,089,773	 22,043,879
    General Partner (32,392.072 Units)  	      260,769	     265,562

	Total Partners' Capital	   22,350,542	 22,309,441

	Total Liabilities and Partners' Capital	   22,842,531  	   23,235,404


NET ASSET VALUE PER UNIT	              8.05	            8.20


	The accompanying notes are an integral part of these financial statements.



	MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended March 31,

	      2001   	   2000
	    $	   $


REVENUES
	Trading profit (loss):
		Realized	1,400,749	656,241
		Net change in unrealized                                                    (1,595,700)                   (557,791)

			Total Trading Results                                                         (194,951)	98,450

	Interest Income (Morgan Stanley DW)	       299,214	       289,902

			Total  	      104,263	       388,352


EXPENSES

	Brokerage fees (Morgan Stanley DW)	377,037	399,203
    	Management fees	    107,725	       114,058

			Total 	    484,762	       513,261


NET LOSS	     (380,499)	     (124,909)


NET LOSS ALLOCATION

	Limited Partners	(375,706)	(123,249)
	General Partner	(4,793)	(1,660)


NET LOSS PER UNIT

	Limited Partners	(.15)	(.07)
	General Partner	(.15)	(.07)



	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER WELTON  L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Quarters Ended March 31, 2001 and 2000
			                                                          (Unaudited)



                                                               	Units of
                                                                       Partnership	Limited	General
                                                                           Interest   	Partners	Partner	Total


Partners' Capital,
  December 31, 1999                                 2,584,100.171 	     $22,813,660	           $263,701           $23,077,361

Offering of Units                            435,092.578         3,745,334               25,000              3,770,334

Net Loss	                   -                    (123,249)	              (1,660)	               (124,909)

Redemptions                           (259,548.623)        (2,268,274)          -     	            (2,268,274)

Partners' Capital,
	March 31, 2000                                      2,759,644.126 	      $24,167,471 		$287,041         $24,454,512




Partners' Capital,
	December 31, 2000	2,721,208.293		$22,043,879		$265,562		$22,309,441

Offering of Units	168,399.955		1,304,765	                  -			1,304,765

Net Loss                                                                  -		 	(375,706)		(4,793)		(380,499)

Redemptions    	  (113,281.725)		   (883,165)	                  -         	   (883,165)

Partners' Capital,
                 2,776,326.523	       $22,089,773            	$260,769         $22,350,542












The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




                                                      	          For the Quarters Ended March 31,

	      2001     	       2000
	$	    $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss 	  	(380,499)	(124,909)
Noncash item included in net loss:
		Net change in unrealized	1,595,700	 557,791
		Net option premiums	101,918	480,829

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	15,587	(22,398)

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	2,363	15,058
Accrued management fees	            675	      4,302

Net cash provided by operating activities	   1,335,744	    910,673


CASH FLOWS FROM FINANCING ACTIVITIES

		Offering of Units	1,304,765	3,770,334
  		Redemptions of Units	   (883,165)  	   (2,268,274)
             Increase (decrease) in redemptions payable              	(437,012)                 	1,348,570
             Increase in subscriptions receivable	        (48,585)     	 (891,669)


Net cash provided by (used for) financing activities	     (63,997)	     1,958,961

Net increase in cash	1,271,747	2,869,634

Balance at beginning of period	   19,614,103	      20,297,239

Balance at end of period	   20,885,850	   23,166,873





	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Charter Welton L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization - Morgan Stanley Dean Witter Charter Welton L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures, forward and options contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Charter Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Millburn L.P. and Morgan Stanley Dean Witter Charter DWFCM L.P.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc.

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to November 2000, Carr Futures Inc. provided clearing and execution
services.   Demeter, Morgan Stanley DW, MS & Co. and MSIL are
wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. Welton Investment Corporation (the "Trading Advisor") is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures, forward and options contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.


The Partnership accounts for its derivative investments in
accordance with the provisions of Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133").  SFAS No.
133 defines a derivative as a financial instrument or other
contract that has all three of the following characteristics:
1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts or other financial instruments with similar characteristics such as caps, floors and collars.

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $1,705,739 and $3,301,439 at March 31, 2001 and December 31, 2000, respectively.

The net unrealized gains of $1,705,739 and $3,301,439 on open contracts at March 31, 2001 and December 31, 2000, respectively, related to exchange-traded futures and futures-styled options contracts.

Exchange-traded futures and futures-styled options contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through December 2001 and September 2001, respectively.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC") to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $22,591,589 and $22,915,542 at March 31, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Units") will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income of $104,263 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 6.9% were recorded primarily during January in the energy markets from long positions in natural gas futures as prices reversed their previous sharp upward trend amid bearish inventory data and forecasts for warmer weather. Additional losses were recorded during February from short futures positions in crude oil and its related products as prices reversed higher amid cold weather forecasts, anticipated OPEC production cuts and a tightening in supplies. In the metals markets, losses of approximately 1.5% were recorded during February and March from trading gold futures as prices moved without consistent direction. Smaller losses were recorded primarily during February from long aluminum futures positions as prices moved lower pressured by the decline in the U.S. equities market and concerns over demand. In the livestock markets, losses of approximately 0.9% were recorded during February from short lean hog futures positions as prices rallied sharply higher. Smaller losses of approximately 0.7% were experienced in the agricultural markets primarily during January from long soybean meal futures positions as prices moved lower due to favorable South American weather. These losses were partially offset by gains of approximately 9.5% recorded throughout the quarter in the global interest rate futures markets primarily from long positions in Japanese government bond futures as prices moved higher during the quarter amid weak Japanese stock prices and disappointing economic data in that country. Additional profits were recorded during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve in early January and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January.

In the soft commodities markets, gains of approximately 1.2% were recorded primarily during February from short cotton futures positions as cotton prices declined on weak export sales and low demand. Total expenses for the three months ended March 31, 2001 were $484,762, resulting in a net loss of $380,499. The net asset value of a Unit decreased from $8.20 at December 31, 2000 to $8.05 at March 31, 2001.

For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000 the Partnership recorded total trading revenues, including interest income of $388,352 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 1.9% were recorded primarily during January in the global stock index futures markets from long positions in U.S. stock index futures as U.S. and European equity prices reversed lower, after rallying higher in December, amid fears of interest rate hikes in the U.S. and Europe. Stock prices declined further later in January as a new batch of economic data raised fears that the Federal Reserve could be forced to take aggressive action to slow the economy.
In the soft commodities markets, losses of approximately 1.1% were incurred primarily from short positions in coffee futures as prices rebounded during late-January. Additional losses were incurred from long positions in cotton futures as prices decreased later in March after the latest figures from the USDA indicated a fall in exports and on reports of rain. In the global interest rate futures markets, losses of approximately 0.9% were recorded primarily during February from long futures positions in Japanese government bonds as the market experienced significant price volatility. In late March, additional losses were recorded from short positions in Japanese interest rate futures as Japanese bond prices rebounded. These losses were partially offset by gains of approximately 3.1% recorded in the currency markets during March from short positions in the euro as the value of the European common currency finished the month lower versus the U.S. dollar, undermined by expectations that interest rates would be held steady by the European Central Bank. In the energy markets, gains of approximately 1.7% were recorded during January and February from long positions in crude oil futures and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. Total expenses for the three months ended March 31, 2000 were $513,261, resulting in a net loss of $124,909. The net asset value of a Unit decreased from $8.93 at December 31, 1999 to $8.86 at March 31, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

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


The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001 and 2000. At March 31, 2001 and 2000, the Partnership's total capitalization was approximately $22 million and $24 million, respectively.
Primary Market	      March 31, 2001	   March 31, 2000
Risk Category		  Value at Risk	   Value at Risk

	Interest Rate			   (3.52)%		  (1.08)%

Currency				   (2.30)	 		  (1.35)

Equity				      -			  (1.47)

	Commodity				   (0.61)			  (0.58)

	Aggregate Value at Risk	   (4.90)%		  (2.79)%



Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.

Primary Market Risk Category        High       Low       Average
Interest Rate     	            (3.52)%	 (1.09)%	   (2.23)%

Currency		(2.30)	 (1.11)	   (1.62)

Equity	           (0.74)	    -	 	   (0.19)

Commodity	           (1.73)	 (0.61)	   (1.31)

Aggregate Value at Risk 	          (4.90)%	 (1.98)%	   (3.26)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately
85% of its total net asset value.    A decline in short-term
interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - con-stitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2001 was in the global interest rate sector. Exposure was primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates that have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the

Partnership, were the medium- to long-term rates to remain steady.

Currency. The second largest market exposure at March 31, 2001 was in the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the first quarter of 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity
Energy. At March 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.  	The Partnership's metals market exposure is
primarily to fluctuations in the price of base metals. During periods of volatility, base metals will affect performance dramatically. The Trading Advisor will from time to time trade precious metals, such as, gold. Gold prices continued to be volatile during the quarter. Demeter anticipates that the base metals will remain the primary metals market exposure of the Partnership.

Soft Commodities and Agriculturals	. At March 31, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was to the livestock markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2001 were in Japanese yen and euros. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of corresponding positions.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership registered 3,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on November 6, 1998 (SEC File Number 333-60097).

The Partnership registered an additional 6,000,000 Units pursuant to a new Registration Statement on form S-1, which became effective on March 27, 2000 (SEC File Number 333-91567).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are sold at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through March 31, 2001, 3,650,340.627 Units were sold, leaving
5,349,659.373 Units unsold. The aggregate price of the Units sold through March 31, 2001 was $32,245,575.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statement.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	 Form of Amended and Restated Limited Partnership Agreement
 of the Partnership, dated as of October 31, 2000, is
 incorporated by reference to Exhibit A of the Partnership's Prospectus, dated October 11, 2000, filed with the
 Securities and Exchange Commission pursuant to Rule
 424(b)(3) under the Securities Act of 1933, as amended, on
 October 13, 2000.
3.02	Certificate of Limited Partnership, dated July 15,
1998, is incorporated by reference to Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File
No. 333-91567) filed with the Securities and Exchange
Commission on September 22, 2000.
10.02	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter Management Corporation and Welton Investment Corporation, is incorporated by reference to
Exhibit 10.02 of the Partnership's Registration Statement
on Form S-1 (File No. 333-91567) filed with the Securities
and Exchange Commission on September 22, 2000.
10.03	Subscription and Exchange Agreement and Power of Attorney
to be executed by each purchaser of Units is incorporated
by referenced to Exhibit B of the Partnership's Prospectus
dated October 11, 2000, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on October 13, 2000.
10.04	 Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Dean Witter Charter Graham
L.P., Morgan Stanley Dean Witter Charter Millburn L.P.,
Morgan Stanley Dean Witter Charter DWFCM L.P., Dean Witter
Reynolds Inc. and The Chase Manhattan Bank is incorporated
by reference to Exhibit 10.04 of the Partnership's
Registration Statement on Form S-1 (File  No. 333-91567)
	filed with the Securities and Exchange Commission on March
 30, 2001.
10.05 Form of Amended and Restated Customer Agreement among the Partnership and Dean Witter Reynolds Inc., is incorporated by reference to Exhibit 10.05 of the
Partnership's Registration Statement on Form S-1 (File No. 333-91567) filed with the Securities and Exchange
Commission on September 22, 2000.
10.06	Form of Customer Agreement among the Partnership,
Morgan Stanley & Co., Inc., and Dean Witter Reynolds
Inc., is incorporated by reference to Exhibit 10.06 of the Partnership's Registration Statement on Form S-1 (File
No. 333-91567) filed with the Securities and Exchange
Commission on September 22, 2000.
10.07	Form of Customer Agreement among the Partnership,
  	Morgan Stanley & Co. International Limited, and Morgan Stanley & Co., Inc. is incorporated by reference to
  	Exhibit 10.07 of the Partnership's Registration
  	Statement on Form S-1 (File No. 333-91567) filed with the Securities and Exchange Commission on September 22,
  	2000.
10.08	Form of Foreign Exchange and Options Master Agreement
among the Partnership and Morgan Stanley & Co., Inc. is incorporated by reference to Exhibit 10.08 of the
Partnership's Registration Statement on Form S-1 (File No.333-91567) filed with the Securities and Exchange
Commission on September 22, 2000.
10.09	Subscription Agreement Update Form is incorporated by
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




                          Morgan Stanley Dean Witter Charter
                          Welton L.P.(Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

May 14, 2001                By:/s/	Raymond E. Koch____________
                                 	Raymond E. Koch
                                 	Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.