Form 10-Q
period 2001-06-30
MORGAN STANLEY DEAN WITTER CHARTER WELTON LP
filed 2001-08-14
CIK 1066657

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

	June 30, 2001



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
June 30, 2001 and 2000 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2001 and 2000 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ........................................20-33

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................34

Item 2.	Changes in Securities and Use of Proceeds...........34-35

Item 6.	Exhibits and Reports on Form 8-K....................35-36





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
	STATEMENTS OF FINANCIAL CONDITION

	  June 30,	     December 31,
                         2001   	    2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	18,589,947	19,614,103

	Net unrealized gain on open contracts (MS & Co.)	215,479	3,456,472
	Net unrealized loss on open contracts (MSIL)                                 (192,054) 	    (155,033)

	Total net unrealized gain on open contracts	23,425	3,301,439

	Net option premiums                                                                         (413,113)		   (55,994)

	     Total Trading Equity	18,200,259	22,859,548

Subscriptions receivable	329,384	265,050
Interest receivable (Morgan Stanley DW)	       59,998  	      110,806

	     Total Assets	 18,589,641  	    23,235,404


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Redemptions payable	538,824	771,830
	Accrued brokerage fees (Morgan Stanley DW)	111,478	119,881
	Accrued management fees	       31,851	      34,252

	     Total Liabilities	     682,153	     925,963

Partners' Capital

	Limited Partners (2,695,349.668 and
	      2,688,816.221 Units, respectively)	17,694,836	 22,043,879
	General Partner (32,392.072 Units)	      212,652	      265,562

	     Total Partners' Capital	 17,907,488	 22,309,441
Total Liabilities and Partners' Capital	 18,589,641 	   23,235,404
NET ASSET VALUE PER UNIT	            6.56	            8.20

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended June 30,

	     2001   	   2000
	    $	   $


REVENUES
	Trading loss:
		Realized	(2,179,264)	(1,449,599)
		Net change in unrealized	   (1,682,314)	   (1,222,151)

			Total Trading Results	(3,861,578) 	(2,671,750)

	Interest income (Morgan Stanley DW)                                          206,616		       329,692

			Total  	  (3,654,962)	  (2,342,058)


EXPENSES

	Brokerage fees (Morgan Stanley DW)                                          357,281		411,702
	Management fees                                                                          102,080	  	      117,629

			Total                                                                                    459,361		      529,331


NET LOSS	  (4,114,323)	  (2,871,389)


NET LOSS ALLOCATION

	Limited Partners	(4,066,206)	(2,838,021)
	General Partner	(48,117)	(33,368)


NET LOSS PER UNIT

	Limited Partners	(1.49)	(1.03)
	General Partner	(1.49)	(1.03)




	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	                               For the Six Months Ended June 30,

	     2001     	       2000
	$	    $
REVENUES
	Trading loss:
		Realized 	(778,515)		(793,358)
 	 	Net change in unrealized	   (3,278,014)		   (1,779,942)

			Total Trading Results 	(4,056,529)		(2,573,300)

	Interest income (Morgan Stanley DW)                                        505,830		 	      619,594

			Total  	   (3,550,699)		   (1,953,706)


EXPENSES

	Brokerage fees (Morgan Stanley DW)                                        734,318		 	810,905
	Management fees                                                                        209,805	  	     231,687

			Total                                                                                  944,123			   1,042,592

NET LOSS 	   (4,494,822)		 (2,996,298)


NET LOSS ALLOCATION

	Limited Partners	(4,441,912)		(2,961,270)
	General Partner	(52,910)		(35,028)


NET LOSS PER UNIT

	Limited Partners	(1.64)		(1.10)
	General Partner	(1.64)		(1.10)







	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER WELTON  L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)




                                                                           Units of
                                                                       Partnership	Limited	General
                                                                           Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
	December 31, 1999	2,584,100.171		22,813,660		263,701  	23,077,361

Offering of Units	643,848.858		5,433,034		25,000		5,458,034

Net Loss                                                                  -			(2,961,270)	(35,028)		(2,996,298)

Redemptions                                      	  (381,853.399)		         (3,250,393)		_____-__		  (3,250,393)

Partners' Capital,
	June 30, 2000	 2,846,095.630 	     	  22,035,031  	   253,673 	 	  22,288,704





Partners' Capital,
	December 31, 2000	2,721,208.293		    22,043,879		265,562  	22,309,441

Offering of Units	303,417.264		     2,232,142	                    -			2,232,142

Net Loss                                                                  -			(4,441,912)	(52,910)		(4,494,822)

Redemptions                                      	  (296,883.817)	  (2,139,273)		_____-__		  (2,139,273)

Partners' Capital,
	June 30, 2001	 2,727,741.740 	     	   17,694,836  	   212,652 	 	  17,907,488










The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	                                       For the Six Months Ended June 30,

	     2001     	       2000
	$	    $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	  	(4,494,822)	(2,996,298)
Noncash item included in net loss:
		Net change in unrealized                                                    3,278,014		1,779,942

(Increase) decrease in operating assets:
		Net option premiums                                                             357,119		619,143
		Interest receivable (Morgan Stanley DW)                               50,808		(22,607)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(8,403)	12,870
 		Accrued management fees	      (2,401)	        3,677

Net cash used for operating activities	   (819,685)   	               (603,273)



CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units                                                                               2,232,142		5,458,034
(Increase) decrease in subscriptions receivable	(64,334)      	566,123
Increase (decrease) in redemptions payable	(233,006)	          190,443
Redemptions of Units  	  (2,139,273)	               (3,250,393)

Net cash provided by (used for) financing activities	    (204,471)	     2,964,207


Net increase (decrease) in cash	(1,024,156)	2,360,934

Balance at beginning of period                                                      19,614,103		   20,297,239

Balance at end of period                                                                18,589,947		    22,658,173



	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
 (UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Charter Welton L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization - Morgan Stanley Dean Witter Charter Welton L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts, on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Charter Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Millburn L.P. and Morgan Stanley Dean Witter Charter DWFCM L.P.

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts, on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.


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

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturity were as follows:
                    Net Unrealized Gains on Open
                             Contracts                 Longest Maturity

   	                     Exchange-                       Exchange-
                            Traded        Total            Traded
Date                      Contracts     Contracts         Contracts
                               $     	  $

June 30, 2001               23,425        23,425           March 2002

December 31, 2000        3,301,439     3,301,439           September 2001

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $18,613,372 and $22,915,542 at June 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $3,654,962 and posted a decrease in net asset value per Unit. The most significant losses of approximately 6.4% were recorded in the global interest rate futures markets primarily during late June from long positions in German interest rate futures as bond prices moved lower due to weakness in the euro, gains in the equity markets and a smaller cut in U.S. interest rates than expected. Additional losses were incurred during late June from long positions in U.S. interest rate futures as prices dropped on the reduced chance of further aggressive interest rate cuts by the U.S. Federal Reserve, following its 0.25% cut after the Federal Open Market Committee meeting. In the currency markets, losses of approximately 6.0% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher relative to the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to revive that country's ailing economy. In the metal markets, losses of approximately 2.6% were recorded during late May from long positions in gold futures as gold prices reversed sharply lower, after spiking higher earlier in the month, following the return of more bearish sentiment regarding the outlook for the U.S. economy. Additional losses of approximately 2.6% were incurred in the energy markets during early April from short futures positions in crude oil and heating oil as prices moved higher on supply concerns amid refinery production problems. Total expenses for the three months ended June 30, 2001 were $459,361, resulting in a net loss of $4,114,323. The net asset value of a Unit decreased from $8.05 at March 31, 2001 to $6.56 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $3,550,699 and posted a decrease in net asset value per Unit. The most significant losses of approximately 9.4% were recorded in the energy markets primarily during February from short futures positions in crude oil and its related products as prices reversed higher amid cold weather forecasts, anticipated OPEC production cuts and a tightening in supplies. Additional losses were recorded during January from long positions in natural gas futures as prices declined, reversing their previous sharp upward trend amid bearish inventory data and forecasts for warmer weather. In the currency markets, losses of approximately 6.6% were recorded primarily during January and February from trading the euro relative to the Japanese yen due to short-term volatility as a result of conflicting economic signals and a surprise cut in the discount rate by the Bank of Japan ("BOJ"). In the metals markets, losses of approximately 4.0% were incurred primarily during April and early May from short gold futures positions as prices climbed higher on weakness in the U.S. dollar. Smaller losses of approximately 1.6% were recorded in the agricultural markets during February from short lean hog futures positions as prices rallied sharply higher, and during January from long soybean meal futures positions as prices moved lower due to favorable South American weather. These losses were partially offset by gains of approximately 2.5% recorded throughout the first quarter in the global interest rate futures markets primarily from long positions in Japanese government bond futures as prices moved higher amid weak Japanese stock prices and disappointing economic data in that country. Additional profits were recorded during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve in early January. In the soft commodities markets, gains of approximately 1.2% were recorded primarily during February from short cotton futures positions as cotton prices declined on weak export sales and low demand. Total expenses for the six months ended June 30, 2001 were $944,123, resulting in a net loss of $4,494,822. The net asset value of a Unit decreased from $8.20 at December 31, 2000 to $6.56 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $2,342,058 and posted a decrease in net asset value per Unit. The most significant losses of approximately 7.7% were recorded in the currency markets primarily during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional BOJ intervention. During May and June, losses were recorded from short positions in the Japanese yen as its value reversed higher versus the U.S. dollar following hints by BOJ governor Hayami of the possible end of the zero interest rate policy in Japan. The U.S. dollar weakened further versus the yen during June due primarily to the perception that interest rates in the U.S. may have topped out. In the global stock index futures markets, losses of approximately 6.3% were recorded primarily during April from long U.S. stock index futures positions as domestic equity prices declined following an unexpected jump in the Consumer Price Index on fears of inflation and concerns that the Federal Reserve may need to raise interest rates more aggressively. In the metals markets, losses of approximately 1.5% resulted primarily during June from short aluminum futures positions as prices reversed sharply higher mid-month on institutional buying and fears that U.S. capacity could be hit further by power shortages. In the global interest rate futures markets, losses of approximately 0.8% were recorded throughout the majority of the quarter from short positions in German bund futures as prices were pushed higher by a rise in U.S. prices. These losses were partially offset by gains of approximately 4.2% recorded primarily in the energy markets during May and June from long futures positions in crude oil and its related products as the previous upward movement in oil prices re-emerged amid rising concerns regarding supplies and production levels. Additional gains were recorded during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. In the soft commodities markets, gains of approximately 0.6% were recorded throughout a majority of the quarter from short positions in coffee futures as prices declined on technical factors. Total expenses for the three months ended June 30,

2000 were $529,331, resulting in a net loss of $2,871,389. The net asset value of a Unit decreased from $8.86 at March 31, 2000 to $7.83 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $1,953,706 and posted a decrease in net asset value per Unit. The most significant losses of approximately 8.2% were recorded primarily during January in the global stock index futures markets from long positions in U.S. stock index futures as U.S. and European equity prices reversed lower, after rallying higher in December, amid fears of interest rate hikes in the U.S. and Europe. During April, additional losses were recorded from long U.S. stock index futures positions as domestic equity prices declined following an unexpected jump in the Consumer Price Index. In the currency markets, losses of approximately 4.7% were experienced primarily during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional BOJ intervention. During May and June, losses were recorded from short positions in the Japanese yen as its value reversed higher versus the U.S. dollar following hints by BOJ governor Hayami of the possible end of the zero interest rate policy in Japan. In the global interest rate futures markets, losses of approximately 1.7% were recorded throughout the majority of the second quarter from short positions in German bund futures as prices were pushed higher by the rise in U.S.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000. At June 30, 2001 and 2000, the Partnership's total capitalization was approximately $18 million and $22 million, respectively.

Primary Market	       June 30, 2001	   June 30, 2000
Risk Category		  Value at Risk	   Value at Risk

	Interest Rate			 (2.71)%			 (1.30)%

Currency				 (1.35)			 (1.11)

Equity				 (0.45)			 (0.74)

	Commodity				 (1.14)       		 (1.23)

	Aggregate Value at Risk	 (3.41)%		    	 (1.98)%



Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.

Primary Market Risk Category        High       Low       Average
Interest Rate   		(3.52)%	 (1.09)%	   (2.59)%

Currency	           (2.30)	 (1.35)	   (1.68)

Equity		(0.45)	    -		   (0.12)

Commodity	           (1.73)	 (0.61)	   (1.29)

Aggregate Value at Risk 			(4.90)%	 (2.35)%	   (3.62)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 85% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the Japanese, European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Currency. The Partnership's next largest market exposure at June 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the second quarter of 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Equity. The primary equity exposure at June 30, 2001 was in the global stock index sector. The primary equity exposure was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2001, the Partnership's primary exposures were to the S&P 500 (U.S.) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At June 30, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton markets.
Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's metals market exposure at June 30, 2001 was primarily to fluctuations in the price of base metals. During periods of volatility, base metals will affect performance dramatically. The Trading Advisor will from time to time trade precious metals, such as gold. Gold prices continued to be volatile during the quarter. Demeter anticipates that the base metals will remain the primary metals market exposure of the Partnership.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2001 were in Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of their corresponding positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

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

Through June 30, 2001, 3,785,357.936 Units were sold, leaving
5,214,642.064 Units unsold. The aggregate price of the Units sold through June 30, 2001 was $33,172,952.

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




                          Morgan Stanley Dean Witter Charter
                           Welton L.P.(Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

August 14, 2001           By:/s/	Raymond E. Koch
                                  Raymond E. Koch
                             	   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.