Form 10-Q
period 2001-09-30
MORGAN STANLEY DEAN WITTER CHARTER WELTON LP
filed 2001-11-13
CIK 1066657

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission File number 0-25607

	MORGAN STANLEY CHARTER WELTON L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4018063
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)	      		 Identification No.)



Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			07311-3977
(Address of principal executive offices)	  	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647


Morgan Stanley Dean Witter Charter Welton L.P.
Two World Trade Center, 62nd Fl. New York, NY 10048

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


Yes    X       	No________


	MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30,
 		2001 (Unaudited) and December 31, 2000 ....................2

		Statements of Operations for the Quarters Ended
September 30, 2001 and 2000 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)....................6

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





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	   September 30,	 December 31,
                                                     2001     	      2000
                                            $                                    $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	16,268,250	19,614,103

	Net unrealized gain on open contracts (MS&Co.)	1,615,399	3,456,472
	Net unrealized gain (loss) on open contracts (MSIL)	     775,234 	   (155,033)

	Total net unrealized gain on open contracts	2,390,633	3,301,439

	Net option premiums                                                                        (167,399)	   (55,994)

	     Total Trading Equity	18,491,484	22,859,548

Interest receivable (Morgan Stanley DW)	         47,700 	      110,806
Subscriptions receivable	        30,600	        265,050

	     Total Assets	                                                                             18,569,784  	    23,235,404

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Redemptions payable	445,521	771,830
	Accrued brokerage fees (Morgan Stanley DW)	106,706	119,881
	Accrued management fees	         30,488	      34,252

	     Total Liabilities	      582,715	     925,963

Partners' Capital

	Limited Partners (2,536,165.937and
	     2,688,816.221 Units, respectively)	17,760,234	 22,043,879
	General Partner (32,392.072 Units)	       226,835	      265,562

	     Total Partners' Capital	   17,987,069	 22,309,441

Total Liabilities and Partners' Capital	  18,569,784 	   23,235,404
NET ASSET VALUE PER UNIT	              7.00	            8.20

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	     For the Quarters Ended September 30,

	      2001   	   2000
	    $	   $


REVENUES
	Trading profit (loss):
	Realized                                        (946,200)	                  (947,355)
		Net change in unrealized	   2,367,208	                   (978,571)

			Total Trading Results	1,421,008 	               (1,925,926)

	Interest income (Morgan Stanley DW)	      159,742	       331,342

			Total  	   1,580,750	                (1,594,584)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	315,551	380,085
	Management fees	      90,158	      108,596

			Total 	     405,709	      488,681


NET INCOME (LOSS)	   1,175,041	  (2,083,265)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	1,160,858	(2,059,397)
	General Partner	14,183	(23,868)


NET INCOME (LOSS) PER UNIT

	Limited Partners	0.44	(0.74)
	General Partner	0.44	(0.74)




	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	                               For the Nine Months Ended September 30,

	      2001     	          2000
	$	 $
REVENUES
	Trading loss:
		Realized 	(1,724,715)		                 (1,740,713)
 	 	Net change in unrealized	   (910,806)		                 (2,758,513)

			Total Trading Results 	(2,635,521)		                 (4,499,226)

	Interest income (Morgan Stanley DW)                                        665,572		 	                 950,936

			Total  	  (1,969,949)		                 (3,548,290)


EXPENSES

	Brokerage fees (Morgan Stanley DW)                                      1,049,869		 	1,190,990
	Management fees                                                                         299,963	  		     340,283

			Total                                                                               1,349,832			   1,531,273

NET LOSS 	 (3,319,781)		                (5,079,563)


NET LOSS ALLOCATION

	Limited Partners	(3,281,054)		(5,020,667)
	General Partner	(38,727)		(58,896)


NET LOSS PER UNIT

	Limited Partners	(1.20)		(1.84)
	General Partner	(1.20)		(1.84)





	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER CHARTER WELTON  L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)




                                                                           Units of
                                                                       Partnership	Limited	General
                                                                           Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
	December 31, 1999	2,584,100.171		22,813,660		263,701		23,077,361

Offering of Units	  773,314.065		6,386,584		25,000	            6,411,584

Net Loss                            -		         (5,020,667)		  (58,896)		        (5,079,563)

Redemptions               (521,098.905)		         (4,287,164)	          	        -                (4,287,164)

Partners' Capital,
	September 30, 2000	2,836,315.331 	        19,892,413  		 229,805 	         20,122,218





Partners' Capital,
	December 31, 2000	2,721,208.293	         22,043,879			265,562  	        	22,309,441

Offering of Units	  357,361.593		2,601,146		-   	          2,601,146

Net Loss                    -		         (3,281,054)           (38,727)	       (3,319,781)

Redemptions            	    (510,011.877)         (3,603,737)       	        -               (3,603,737)

Partners' Capital,
	September 30, 2001	  2,568,558.009 	        17,760,234  		 226,835 	         17,987,069








The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	                                       For the Nine Months Ended September 30,

	      2001     	       2000
	$	 $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                (3,319,781)	                (5,079,563)
Noncash item included in net loss:
		Net change in unrealized	910,806	2,758,513

(Increase) decrease in operating assets:
		Net option premiums	111,405	565,518
		Interest receivable (Morgan Stanley DW)	63,106	                      (25,556)

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	   (13,175)	5,168
 		Accrued management fees	     (3,764)	        1,477

Net cash used for operating activities	                                            (2,251,403)   	             (1,774,443)



CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	2,601,146	6,411,584
Decrease in subscriptions receivable	                                                  234,450      	590,510
Increase (decrease) in redemptions payable     (326,309)	                     51,876
Redemptions of Units                                	                                      (3,603,737)               (4,287,164)

Net cash provided by (used for) financing activities	                       (1,094,450)	     2,766,806

Net increase (decrease) in cash	                                                     (3,345,853)	992,363

Balance at beginning of period            	   19,614,103             	   20,297,239

Balance at end of period	  16,268,250	                21,289,602



	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Charter Welton L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Charter Welton L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Charter Series of funds, comprised of the Partnership, Morgan Stanley
Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Millburn L.P. and Morgan Stanley Dean Witter Charter
DWFCM L.P.
The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc.

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.


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

MORGAN STANLEY DEAN WITTER CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturities were as follows:

                       Net Unrealized Gains
                         on Open Contracts                Longest Maturities

  	             Exchange-  Off-Exchange-             Exchange- Off Exchange-
                     Traded      Traded       Total      Traded      Traded
Date               Contracts    Contracts   Contracts   Contracts   Contracts
                       $            $            $

Sept. 30, 2001     2,390,633         -       2,390,633   June 2002      -

Dec. 31, 2000      3,301,439         -       3,301,439   Sept. 2001     -

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

Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $18,658,883 and $22,915,542 at September 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,580,750 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.0% were recorded in the global interest rate futures markets primarily during August and September from long positions in short-term U.S. and European interest rate futures as prices trended higher following interest rate cuts by the U.S. Federal Reserve and as investors sought the safe haven of shorter maturity fixed income investments. In the metals markets, gains of approximately 2.5% were recorded primarily during July and September from short positions in nickel and aluminum futures as base metal prices declined on increased supplies and waning demand prompted by weak U.S. economic data. These gains were partially offset by losses of approximately 2.6% recorded in the currency markets primarily during late September from long positions in the Japanese yen as its value reversed lower relative to the U.S. dollar following surprise interventions by the Bank of Japan. Smaller losses of approximately 1.7% were recorded during July and August in the energy markets from from short positions in crude oil futures as prices reversed higher due to a drop in crude oil inventories, an OPEC production cut and growing tensions in the Middle East. Total expenses for the three months ended September 30, 2001 were $405,709, resulting in net income of $1,175,041. The net asset value of a Unit increased from $6.56 at June 30, 2001 to $7.00 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading losses, net of interest income, of $1,969,949 and posted a decrease in net asset value per Unit. The most significant losses of approximately 10.9% were recorded in the energy markets primarily during February from short futures positions in crude oil and its related products as prices reversed higher amid cold weather forecasts, anticipated OPEC production cuts and a tightening in supplies. Additional losses were experienced during July and August from short positions as oil prices reversed higher due to a drop in crude oil inventories, an OPEC production cut and growing tensions in the Middle East. In the currency markets, losses of approximately 9.0% were recorded primarily during January and February from cross-rate transactions involving the euro relative to the Japanese yen due to short term volatility as a result of conflicting economic signals and a surprise cut in the discount rate by the Bank of Japan. Additional currency losses were experienced during late September from long positions in the Japanese yen as its value reversed lower relative to the U.S. dollar following surprise interventions by the Bank of Japan. Smaller losses of approximately 1.7% were recorded in the metals markets primarily during April and early May from short gold futures positions as prices climbed higher on weakness in the U.S. dollar. These losses were partially offset by gains of approximately 12.8% recorded in the global interest rate futures markets primarily during August and September from long positions in short-term U.S. interest rate futures as prices trended higher following interest rate cuts by the U.S. Federal Reserve and as investors sought the safe haven of shorter maturity fixed income investments. In the soft commodities markets, profits of approximately 1.1% were recorded primarily during February from short cotton futures positions as cotton prices declined on weak export sales and low demand. Total expenses for the nine months ended September 30, 2001 were $1,349,832, resulting in a net loss of $3,319,781. The net asset value of a Unit decreased from $8.20 at December 31, 2000 to $7.00 at September 30, 2001.
For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $1,594,584 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.0% were recorded in the global interest rate futures markets primarily during mid September from long positions in Australian interest rate futures as prices declined following a pattern set by U.S. Treasuries. In the soft commodities markets, losses of approximately 2.4% were recorded primarily during mid July from coffee futures positions as prices moved in an extremely erratic manner on conflicting weather signals from Brazil. In the energy markets, losses of approximately 1.7% were incurred primarily during July from long positions in natural gas futures as prices declined as a result of lower than normal cooling demand in key consumption areas and an increase in supplies as reported by the American Gas Association. Additional losses were experienced during July from long futures positions in crude oil and its related products as prices reversed lower amid growing conviction that Saudi Arabia will follow through with a pledge to boost production. During late September, losses were also recorded from long positions as energy prices reversed sharply lower after President Clinton ordered the release of 30 million barrels of oil from the

Strategic Petroleum Reserve. In the global stock index futures markets, losses of approximately 1.3% were experienced primarily during September from long positions in U.S. stock index futures as prices fell on technology stock jitters and fears of a continuous increase in oil prices. In the metals markets, losses of approximately 1.0% were recorded during August from short nickel futures positions and during September from short zinc futures positions as prices increased. A portion of the Partnership's overall losses were offset by gains of approximately 0.4% recorded in the currency markets primarily during August from short positions in the euro as the value of the European common currency weakened versus the U.S. dollar amid dampened optimism for economic growth in Europe. Total expenses for the three months ended September 30, 2000 were $488,681, resulting in a net loss of $2,083,265. The net asset value of a Unit decreased from $7.83 at June 30, 2000 to $7.09 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $3,548,290 and posted a decrease in net asset value per Unit. The most significant losses of approximately 9.7% were recorded in the global stock index futures markets primarily during January from long positions in U.S. stock index futures as U.S. and European equity prices reversed lower after rallying higher in

December amid fears of interest rate hikes in the U.S. and Europe. During April, additional losses were recorded from long U.S. stock index futures positions as domestic equity prices declined following the release of an unexpected jump in the Consumer Price Index. In the global interest rate futures markets, losses of approximately 4.6% were recorded throughout the majority of the second and third quarters from short positions in German bund futures as prices were pushed higher by a rise in U.S. prices. Additional losses were recorded primarily during mid September from long positions in Australian interest rate futures as prices declined following a pattern set by U.S. Treasuries. In the currency markets, losses of approximately 4.5% were experienced primarily during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional Bank of Japan intervention. During May and June, losses were recorded from short positions in the Japanese yen as its value reversed higher versus the U.S. dollar following hints by Bank of Japan governor Hayami of the possible end of the zero interest rate policy in Japan. In the soft commodities markets, losses of approximately 2.7% were recorded primarily during mid July from coffee futures positions as coffee prices moved in an extremely erratic manner on conflicting weather signals from Brazil. In the metals markets, losses of approximately 2.6% resulted primarily during June from short aluminum futures positions as prices reversed sharply higher at mid month on institutional buying and fears that U.S.

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


The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $18 million and $20 million, respectively.

Primary Market	      September 30, 2001	 September 30, 2000
Risk Category		  Value at Risk	   Value at Risk

	Interest Rate			 (2.26)%			 (1.09)%

Currency				 (1.58)			 (1.47)

Equity				 (0.61)	     	 (0.02)

	Commodity				 (1.70)       		 (1.73)

	Aggregate Value at Risk	 (3.32)%		    	 (2.35)%



Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.


The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.

Primary Market Risk Category        High       Low       Average
Interest Rate     	   	(3.52)%	(2.26)%	  (2.88)%

Currency		(2.30)	(1.35)	  (1.71)

Equity	  	(0.61)	  -		  (0.26)

Commodity	   	(1.70)	(0.61)	  (1.28)

Aggregate Value at Risk 	          (4.90)%	(3.32)%	  (3.86)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 88% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain,

Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g. Australia. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency exposure at September 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Equity.	The primary equity exposure at September 30, 2001 was
to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposure was to the S&P 500 (U.S.) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At September 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2001 was to fluctuations in the price of base metals such as nickel and aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances. The Partnership's foreign currency balances at September 30, 2001 were primarily in Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

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

Through September 30, 2001, 3,839,302.265 Units were sold, leaving 5,160,697.735 Units unsold. The aggregate price of the Units sold through September 30, 2001 was $33,541,956.

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

3.02 Certificate of Limited Partnership, dated July 15, 1998, is incorporated by reference to Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No.
333-60115) filed with the Securities and Exchange
Commission on July 28, 1998.

3.03 Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Charter Welton L.P.) is
incorporated by reference to the Partnership's Form 8-K
(File No. 0-25607) filed with the Securities and Exchange
Commission on November 6, 2001.
10.02	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter and Welton Investment
Corporation, is incorporated by reference to Exhibit 10.02 of the Partnership's Quarterly Report on Form 10-Q (File
No. 0-25607) filed with the Securities and Exchange
Commission on May 17, 1999.
10.03 Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by referenced to Exhibit B of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

10.04	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P., Morgan Stanley Charter
DWFCM L.P., Morgan Stanley DW and The Chase Manhattan Bank
is incorporated by reference to Exhibit 10.04 of the Partnership's Registration Statement on Form S-1 (File No. 333-91567) filed with the Securities and Exchange
Commission on March 30, 2001.
10.05	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of
November 13, 2000 is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-25607)
filed with the Securities and Exchange Commission on
November 6, 2001.
10.06	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of November 6, 2000, is incorporated by reference
to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-25607) filed with the Securities and Exchange Commission on November 6, 2001.
10.07	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of November
6, 2000, is incorporated by reference to Exhibit 10.04 of
the Partnership's Form 8-K (File No. 0-25607) filed with
the Securities and Exchange Commission on November 6,
2001.
10.08	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of August 30, 1999, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-25607) filed with the Securities and Exchange Commission on November 6, 2001.
10.09 Subscription Agreement Update Form is incorporated by reference to Exhibit C of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.
10.10 Securities Account Control Agreement among the Partnership, Morgan Stanley & Co. Incorporated, and Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-
K (File No. 0-25607) filed with the Securities and
Exchange Commission on November 6, 2001.

(B) Reports on Form 8-K. - None.

	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          Morgan Stanley Charter Welton L.P.
                          (Registrant)

                          By: Demeter Management Corporation
                             (General Partner)

November 13, 2001         By:/s/	Raymond E. Koch____________
                                 	Raymond E. Koch
                                 	Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.