Form 10-K
period 2001-12-31
MORGAN STANLEY CHARTER WELTON LP
filed 2002-03-29
CIK 1066657

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________
Commission File Number 0-25607

	MORGAN STANLEY CHARTER WELTON L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-4018063
(State or other jurisdiction of				   (I.R.S. Employer
incorporation or organization)			 	  	  Identification No.)

Demeter Management Corporation
c/o Managed Futures Department,
825 Third Avenue, 8th Floor,
New York, NY                     	    			 	  10022
(Address of principal executive offices)		 		(Zip Code)

Registrant's telephone number, including area code     	   (201) 876-4647


Securities registered pursuant to Section 12(b) of the Act:

									  Name of each exchange
Title of each class  						  on which registered

		None								   None

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

	Indicate by check-mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $16,331,235 at January 31, 2002.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

MORGAN STANLEY CHARTER WELTON L.P.
(formerly, "Morgan Stanley Dean Witter Charter Welton, L.P.")
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2001

<caption>                                                    Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . .  1

Part I .

	Item  1.	Business. . . . . . . . . . . . . . . . . . . . . . . . 2-5

	Item  2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . 5

	Item  3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . .  6

	Item  4.	Submission of Matters to a Vote of Security Holders. . . .6

Part II.

	Item  5.	Market for the Registrant's Partnership Units
			And Related Security Holder Matters. . . . . . . . . .  7-8

	Item  6.	Selected Financial Data . . . . . . . . . . . . . . . . . 9

	Item  7.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations. . . . . . . . . .10-21

	Item  7A.Quantitative and Qualitative Disclosures About
			Market Risk . . . . . . . . . . . . . . . . . . . . . 21-34

	Item  8.	Financial Statements and Supplementary Data . . . . . . .34

	Item  9.	Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure . . . . . . . . . . .34

Part III

	Item 10. Directors and Executive Officers of the Registrant . .35-39

	Item 11. Executive Compensation . . . . . . . . . . . . . . . . . 39

	Item 12.	Security Ownership of Certain Beneficial Owners
			And Management . . . . . . . . . . . . . . . . . . . .39-40

	Item 13. Certain Relationships and Related Transactions. . . . . .40


Part IV

	Item 14. Exhibits, Financial Statement Schedules, and
			Reports on Form 8-K . . . . . . . . . . . . . . . . . 41-42

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated             Part of Form 10-K


	Partnership's Prospectus dated
	October 11, 2000 and the
	Prospectus Supplement dated
	December 19, 2001		   I

	Annual Report to Morgan Stanley
	Charter Series Limited Partners
	for the year ended December 31,
	2001	 II, III and IV

PART I
Item 1.  BUSINESS
(a) General Development of Business. Morgan Stanley Charter Welton L.P. ("the Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership commenced operations on March 1, 1999. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter MSFCM L.P.

On November 1, 2001, Morgan Stanley Dean Witter Charter Millburn L.P., Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Welton L.P., and Morgan Stanley Dean Witter Charter DWFCM L.P. were renamed Morgan Stanley Charter Millburn L.P., Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Welton L.P., and Morgan Stanley Charter MSFCM L.P., respectively.

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

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

Units of limited partnership interest ("Unit(s)") are sold at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month. The managing underwriter for the Partnership is Morgan Stanley DW.

The Partnership's net asset value per Unit at December 31, 2001 was $7.13, representing a decrease of 13.0 percent from the net asset value per Unit of $8.20 at December 31, 2000. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial information reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated October 11, 2000 (the "Prospectus") and the Partnership's Supplement to the Prospectus dated December 19, 2001 (the "Supplement") incorporated by reference in this Form 10-K, set forth below.
	Facets of Business
	1.	Summary	1.	"Summary" (Pages 1-9 of
 of the Prospectus and
 Pages S-1 - S-2 of the
 Supplement).

	2.	Futures, Options, and	2.	"The Futures, Options, and
Forwards Markets		 Forwards Markets" (Pages
 			 	 121-125 of the Prospectus).

	3.	Partnership's Trading	3.	"Use of Proceeds"(Pages
	Arrangements and    		 23-29 of the Prospectus
	Policies		 and Page S-4 of the Supple-
			 ment).  "The Trading
			 Advisors" (Pages 60-98
			 of the Prospectus and
			 Pages S-29 - S-49 of the
			 Supplement).

	4.	Management of the Part-	4.	"The Management Agree-
		nership		 ments" (Page 60 of the
				 Prospectus).  "The
				 General Partner" (Pages
				 55-59 of the Prospectus
				 and Pages S-27 - S-28 of
				 the Supplement).  "The
		 Commodity Brokers"
				(Pages 100-102 of the
		 Prospectus and Page S-49
		 of the Supplement	) and "The
		 Limited Partnership
		 Agreements" (Pages 104-
			 	 107 of the Prospectus).

	5.	Taxation of the Partner-	5.	"Material Federal Income
		ship's Limited Partners		 Tax Considerations" and
		"State and Local Income
 		 Tax Aspects" (Pages 113-
				 120 of the Prospectus).


(d)	Financial Information about Geographic Areas.

The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades in futures, forwards, and options on foreign exchanges.

Item 2.  PROPERTIES
The executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third Avenue, 8th
Floor, New York, NY 10022.

Demeter changed its address from 2 World Trade Center, New York,
NY 10048.

Item 3.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

	PART II

Item 5.	MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
RELATED SECURITY HOLDER MATTERS

(a) Market Information
There is no established public trading market for Units of the Partnership.

(b) Holders
The number of holders of Units at December 31, 2001 was approximately 1,269.

(c) Distributions
No distributions have been made by the Partnership since it commenced trading operations on March 1, 1999. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distribution of Partnership profits.

(d) Use of Proceeds
Units of the Partnership are sold at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through December 31, 2001, 3,891,607.602 Units were sold, leaving
5,108,392.398 Units unsold at December 31, 2001. The aggregate price of the Units sold through December 31, 2001 was $33,931,156.

The managing underwriter for the Partnership is Morgan Stanley DW.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus and the Supplement.



     Item 6.    SELECTED FINANCIAL DATA (in dollars)

                                 		  	                    For the Period from
          	        	                     	                       March 1, 1999
	                                          	                  (commencement of
                  	           For the Years Ended December 31,     operations) to
		                   2001	                  2000    December 31, 1999

     Total Revenues
     (including interest)		(1,173,894)             (6,294)	         608,255

     Net Loss                     (2,934,740)  		      (1,995,420)        (487,845)

     Net Loss
     Per Unit (Limited
     & General Partners)               (1.07)        	      (0.73)	           (1.07)


     Total Assets                 17,371,314         	 23,235,404       23,455,371

     Total Limited
     Partners' Capital             16,422,138          22,043,879   	    23,813,660

     Net Asset Value
     Per Unit           	               7.13       	         8.20             8.93















Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional Units in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations.
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the years ended December 31, 2001 and 2000 and the period from March 1, 1999 through December 31, 1999 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

At December 31, 2001, the Partnership's total capital was
$16,653,076, a decrease of $5,656,365 from the Partnership's total capital of $22,309,441 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated a net loss of $2,934,740, total subscriptions aggregated $2,990,346 and total redemptions aggregated $5,711,971.

For the year ended December 31, 2001, the Partnership recorded total trading losses, net of interest income, of $1,173,894 and posted a decrease in net asset value per Unit. The most significant losses of approximately 10.2% were recorded in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the currency markets, losses of approximately 7.8% were experienced primarily during January and February from crossrate transactions involving the euro relative to the Japanese yen due to short term volatility as a result of conflicting economic signals and a surprise cut in the discount rate by the Bank of Japan. Smaller losses of approximately 5.3% were recorded in the metals markets primarily during April and early May from short gold futures positions as prices climbed higher on weakness in the U.S. dollar. These losses were partially offset by gains of approximately 18.5% recorded in the global interest rate futures markets primarily during August and September from long positions in short-term
U.S. interest rate futures as prices trended higher following interest rate cuts by the U.S. Federal Reserve and as investors sought the safe-haven of shorter maturity fixed income investments. Smaller gains of approximately 0.4% were recorded in the soft commodities markets primarily during February from short cotton futures positions as cotton prices declined on weak export sales and low demand. Total expenses for the year were $1,760,846, resulting in a net loss of $2,934,740. The net asset value of a Unit decreased from $8.20 at December 31, 2000 to $7.13 at December 31, 2001.

At December 31, 2000, the Partnership's total capital was $22,309,441, a decrease of $767,920 from the Partnership's total capital of $23,077,361 at December 31, 1999. For the year ended December 31, 2000, the Partnership generated a net loss of $1,995,420, total subscriptions aggregated $7,125,282 and total redemptions aggregated $5,897,782.

For the year ended December 31, 2000, the Partnership recorded total trading losses, net of interest income, of $6,294 and posted a decrease in net asset value per Unit. The most significant losses of approximately 10.8% were recorded in the global stock index futures markets primarily during January from long positions in U.S. stock index futures as U.S. and European equity prices reversed lower, after rallying higher in December 1999, amid fears of interest rate hikes in the U.S. and Europe. During April, additional losses were recorded from long U.S. stock index futures positions as domestic equity prices declined following the release of an unexpected jump in the Consumer Price Index.
In the metals markets, losses of approximately 5.6% resulted primarily from short aluminum futures positions as prices reversed sharply higher during mid June on institutional buying and fears that U.S. capacity could be hit further by power shortages. Additional losses were incurred throughout the fourth quarter from long positions in copper and aluminum futures as prices declined after concerns mounted that demand would weaken amid a cooling of the U.S. economy. A portion of the Partnership's overall losses was partially offset by gains of approximately 7.2% recorded in the energy markets primarily during November and December from long positions in natural gas futures as prices trended higher on supply and storage concerns. In the global interest rate futures markets, gains of approximately 6.5% were recorded primarily during August and December from long positions in U.S. interest rate futures as prices climbed higher amid a drop in stock prices and as fears of an economic slowdown drew investors to the perceived safety of government securities. Total expenses for the year were $1,989,126, resulting in a net loss of $1,995,420. The net asset value of a Unit decreased from $8.93 at December 31, 1999 to $8.20 at December 31, 2000.

At December 31, 1999, the Partnership's total capital was $23,077,361, an increase of $17,275,911 from the Partnership's total capital of $5,801,450 at February 26, 1999. For the period from March 1, 1999 (commencement of operations) through December 31, 1999, the Partnership generated a net loss of $487,845, total subscriptions aggregated $18,309,078 and total redemptions aggregated $545,322.

For the period ended December 31, 1999, the Partnership recorded trading revenues, including interest income, of $608,255 and, after expenses, posted a decrease in net asset value per Unit. Losses of approximately 6.25% occurred in the global interest rate futures markets. The Partnership experienced losses in the third quarter from short positions in Japanese interest rate futures as prices moved higher amid fears that a strong yen may slow that nation's budding recovery. In addition, positions in U.S. and European bonds proved unprofitable as price volatility and choppiness experienced during the year limited the ability to capitalize on trends. Additional losses of approximately 4.27% were recorded in the soft commodities markets primarily in coffee futures due to weather-driven volatility in Brazil, which is the world's largest producer of coffee. A portion of the Partnership's overall losses was offset by gains of approximately 11.19% recorded in the global stock index futures markets particularly from long positions in U.S. and European equity markets. These long positions in U.S. and European equity index futures were especially profitable as many markets experienced significant year-end rallies. Trading in the energy markets produced gains of approximately 0.80% as OPEC cooperated with other major global oil producing countries to rein in production and allow for the drawing down of inventories that had grown steadily throughout 1998. Crude oil and its refined products all benefited from the improving global demand for energy and the decreased supply of crude oil. Total expenses for the period were $1,096,100, resulting in a net loss of $487,845. The net asset value of a Unit decreased from $10.00 at inception of trading on March 1, 1999 to $8.93 at December 31, 1999.

The Partnership's overall performance record represents varied results of trading in different futures, forwards and options markets. For a further description of 2001 trading results, refer to the letter to the Limited Partners in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures, forwards and options in interest rates, stock indices, currencies, agriculturals, energies, and metals. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisor were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

In addition to the Trading Advisor's internal controls, the Trading Advisor must comply with the trading policies of the Partnership. These trading policies include standards for liquidity and leverage with which the Partnership must comply. The Trading Advisor and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies. Demeter may require the Trading Advisor to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together
with Morgan Stanley DW, have determined to be creditworthy.   The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

Inflation has not been a major factor in the Partnership's operations.

See "Financial Instruments" under Notes to Financial Statements in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
		RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's
                            - 22 -
market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2001 and 2000. At
December 31, 2001 and 2000, the Partnership's total

- 24 -
capitalization was approximately $17 million and $22 million, respectively.
     Primary Market   	 December 31, 2001   December 31, 2000
	Risk Category	        Value at Risk	   Value at Risk

Interest Rate		  	  (1.57)%			(3.01)%
Equity 				  (1.47)			(0.00)
Currency				  (0.68)			(1.60)
Commodity		 		  (1.01)			(1.68)
	Aggregate Value at Risk	  (2.13)%			(3.82)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at December 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2001 VaR by
presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2001 through December 31, 2001.
Primary Market Risk Category        High      Low        Average
Interest Rate                		(3.52)%	(1.57)%	   (2.51)%
Equity						(1.47)	(0.00)	   (0.63)
Currency						(2.30)	(0.68)	   (1.48)
Commodity               			(1.70)	(0.61)	   (1.11)
Aggregate Value at Risk        	(4.90)%	(2.13)%	   (3.44)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2001 and 2000 and for the end of the four quarterly reporting periods during calendar year 2001.

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

At December 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 79% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at December 31, 2001 was to the global interest rate complex.
                            - 29 -
Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The primary equity exposure at December 31, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2001, the Partnership's primary exposures were to the Hang Seng (China), S&P 500 (U.S.), NASDAQ (U.S.) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese and European indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Currency. The Partnership's currency exposure at December 31, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity.
Energy. At December 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and its related products, and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.  The Partnership's metals exposure at December 31,
2001 was to fluctuations in the price of precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading
Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious metals markets.

Soft Commodities and Agriculturals. At December 31, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was to the coffee markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at December 31, 2001 were in Hong Kong dollars, euros and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversi-fication guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.
Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)
                                                  Net Income/
									    (Loss) Per
Quarter		  Revenue		      Net         Unit of Limited
Ended		  (Net Trading Loss) Income/(Loss)  Partnership Interest
2001
March 31 		$   104,263	$    (380,499)		  $(0.15)
June 30	   	 (3,654,962)	   (4,114,323)		   (1.49)
September 30	  1,580,750	    1,175,041		    0.44
December 31	    796,055	      385,041		    0.13

Total			$(1,173,894)   	$  (2,934,740)  	  $(1.07)

2000
March 31 		$   388,352	$    (124,909)		  $(0.07)
June 30	   	 (2,342,058)	   (2,871,389)		   (1.03)
September 30	 (1,594,584)	   (2,083,265)		   (0.74)
December 31	  3,541,996	    3,084,143		    1.11

Total			$    (6,294)	$  (1,995,420)		  $(0.73)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.


Directors and Officers of the General Partner
The directors and officers of Demeter are as follows:

Robert E. Murray, age 41, is the Executive Director of Morgan Stanley DW's Managed Futures Department, a leading commodity pool operator with approximately $1.4 billion in assets across a variety of U.S. and international public and private managed futures funds. In this capacity, Mr. Murray is responsible for overseeing all aspects of Morgan Stanley DW's Managed Futures Department. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 17 years. He is also the Chairman and President of Morgan Stanley Futures & Currency Management Inc. ("MSFCM") (formerly known as Dean Witter Futures & Currency Management Inc.), Morgan Stanley's internal commodity trading advisor, and is Chairman and President of Demeter, the entity which acts as a general partner for Morgan Stanley DW's managed futures funds. Mr. Murray has served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

Mitchell M. Merin, age 48, is a Director of Demeter. Mr. Merin is also a Director of MSFCM. Mr. Merin was appointed the Chief Operating Officer of Individual Asset Management for MSDW in December 1998 and the President and Chief Executive Officer of Morgan Stanley Dean Witter Advisors in February 1998. He has been an Executive Vice President of Morgan Stanley DW since 1990, during which time he has been Director of Morgan Stanley DW's Taxable Fixed Income and Futures divisions, Managing Director in Corporate Finance and Corporate Treasurer. Mr. Merin received his Bachelors degree from Trinity College in Connecticut and his M.B.A. degree in Finance and Accounting from the Kellogg Graduate School of Management of Northwestern University in 1977.

Joseph G. Siniscalchi, age 56, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director, responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 60, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Dean Witter Advisors, an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department specializing in coverage of regulated industries and, subsequently, served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received his M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 50, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 24 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech also had worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 45, is currently Managing Director in Asset Management Services. He previously served as CAO of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley Dean Witter & Co. and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in finance from the University of Chicago.

Anthony J. DeLuca, age 39, became a Director of Demeter on September 14, 2000. Mr. DeLuca is also a Director of MSFCM. Mr. DeLuca was appointed the Controller of Asset Management for MSDW in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had MSDW as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Raymond E. Koch, age 46, is Chief Financial Officer of Demeter. Mr. Koch began his career at MSDW in 1988, has overseen the Managed Futures Accounting function since 1992, and is currently an Executive Director in Investment Management Controllers. From

November 1979 to June 1988, Mr. Koch held various positions at Thomson McKinnon Securities, Inc. culminating as Manager, Special Projects in the Capital Markets Division. From August 1977 to November 1979 he was an auditor, specializing in financial services at Deloitte Haskins & Sells. Mr. Koch received his B.B.A. in accounting from Iona College in 1977, an M.B.A. in finance from Pace University in 1984 and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2001, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2001,
Demeter owned 32,392.072 Units of General Partnership Interest representing a 1.39 percent interest in the Partnership.

(c)	Changes in Control - None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage fees (paid and accrued by the Partnership) of $1,369,546 for the year ended December 31, 2001.

	PART IV
Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001 are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2001 and 2000 and the period from March
1, 1999 (commencement of operations) to December 31 1999.

-	Statements of Financial Condition as of December 31, 2001 and
2000.

-	Schedule of Investments as of December 31, 2001.

-	Statements of Operations, Changes in Partners' Capital, and Cash
Flows for the years ended December 31, 2001 and 2000 and the period from March 1, 1999 (commencement of operations) to December
31, 1999.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited
Partners for the year ended December 31, 2001 is not deemed to be filed with this report.

	2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)	Reports on Form 8-K
During the quarter ended December 31, 2001, the Current Report on Form 8-K was filed by the Partnership on November 6, 2001 for the purpose of reporting, under Item 5, the Partnership's change of name; the relocation of offices of the Partnership and Demeter; the transfer of futures and options clearing of the Partnership to MS & Co.; and the replacement by MS & Co. as counterparty on all foreign currency forward contracts for the Partnership.

(c)	Exhibits
Refer to Exhibit Index on Pages E-1 to E-2.

	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the
undersigned, thereunto duly authorized.

				MORGAN STANLEY CHARTER WELTON L.P.
					(Registrant)

				BY:  Demeter Management Corporation,
					General Partner

March 29, 2002		BY: /s/	Robert E. Murray
					 	Robert E. Murray, Director,
					  	Chairman of the Board and
					  	President

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has
been signed below by the following persons on
 behalf of the registrant and in the
capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Robert E. Murray                         		March 29, 2002
	  	Robert E. Murray, Director,
	   	Chairman of the Board and
	   	President


   /s/      Mitchell M. Merin                     		March 29, 2002
            Mitchell M. Merin, Director


    /s/ 	Joseph G. Siniscalchi                    		March 29, 2002
	 	Joseph G. Siniscalchi, Director


    /s/	Edward C. Oelsner III                    		March 29, 2002
	  	Edward C. Oelsner III, Director


    /s/     Richard A. Beech                      		March 29, 2002
            Richard A. Beech, Director


    /s/     Raymond A. Harris  	               		March 29, 2002
            Raymond A. Harris, Director


    /s/     Anthony J. DeLuca                      		March 29, 2002
            Anthony J. DeLuca, Director


    /s/  	Raymond E. Koch		                  		March 29, 2002
	    	Raymond E. Koch, Chief
	  	Financial Officer and Principal
  	    	Accounting Officer

EXHIBIT INDEX
ITEM

3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, dated as of October 31, 2000, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No.
333-60097) filed with the Securities and Exchange
Commission on July 29, 1998.

3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name from Morgan Stanley Dean Witter Charter Welton L.P.) is incorporated by reference to Exhibit 3.01 of the Partnership's Form 8-K (File No. 0-25607) filed with the
Securities and Exchange Commission on November 6, 2001.

10.01	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter and Welton Investment Corporation, is incorporated by reference to Exhibit 10.01 of the Partnership's Quarterly Report on Form 10-Q (File No. 0-
25607) filed with the Securities and Exchange Commission on May 17, 1999.

10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by referenced to Exhibit B of the
Partnership's Prospectus dated October 11, 2000, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on
October 13, 2000.
10.03	Amended and Restated Escrow Agreement, dated as of October
11, 2000, among the Partnership, Morgan Stanley Charter
Graham L.P., Morgan Stanley Charter Millburn L.P., Morgan
Stanley Charter MSFCM L.P., Morgan Stanley DW and The
Chase Manhattan Bank is incorporated by reference to
Exhibit 10.04 of the Partnership's Post-Effective
Amendment No. 3 to the Registration Statement on Form S-1
(File No. 333-91567) filed with the Securities and Exchange Commission on March 30, 2001.

10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of November
13, 2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-25607) filed with
the Securities and Exchange Commission on November 6,
2001.
10.05	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership's Form 8-
K (File No. 0-25607) filed with the Securities and
Exchange Commission on November 6, 2001.
10.06	Customer Agreement between the Partnership and MSIL, dated
as of November 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-
25607) filed with the Securities and Exchange Commission
on November 6, 2001.
10.07	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of August 30, 1999, is incorporated by reference to Exhibit 10.05 of the
Partnership's Form 8-K (File No. 0-25607) filed with the Securities and Exchange Commission on November 6, 2001.
10.08	Form of Subscription Agreement Update Form is incorporated
by reference to Exhibit C of the Partnership's Prospectus
dated October 11, 2000, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit 10.03
of the Partnership's Form   8-K (File No. 0-25607) filed
with the Securities and Exchange Commission on November 6,
2001.
13.01	December 31, 2001 Annual Report to Limited Partners is
filed herewith.

  Morgan Stanley
  Charter Series

  December 31, 2001
  Annual Report

[LOGO] Morgan Stanley

Morgan Stanley Charter Series

Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year for each Fund in the Morgan Stanley Charter Series. Also provided is the inception-to-date return and the annualized return since inception for each Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

--------------------------------------------------------------------------------

CHARTER MSFCM

Year                                 Return
----                                 ------
1994 (10 months)                      -7.3%
1995                                  21.9%
1996                                   4.0%
1997                                  26.2%
1998                                   5.1%
1999                                  -9.2%
2000                                  23.8%
2001                                  -3.3%

Inception-to-Date Return:             69.2%
Annualized Return:                     6.9%

-------------------------------------------

CHARTER GRAHAM

Year                                 Return
----                                 ------
1999 (10 months)                       2.9%
2000                                  22.0%
2001                                   9.7%

Inception-to-Date Return:             37.7%
Annualized Return:                    11.9%

-------------------------------------------

CHARTER MILLBURN

Year                                 Return
----                                 ------
1999 (10 months)                      -7.2%
2000                                  12.1%
2001                                 -11.3%

Inception-to-Date Return:             -7.7%
Annualized Return:                    -2.8%

-------------------------------------------

CHARTER WELTON

Year                                 Return
----                                 ------
1999 (10 months)                     -10.7%
2000                                  -8.2%
2001                                 -13.0%

Inception-to-Date Return:            -28.7%
Annualized Return:                   -11.2%

Demeter Management Corporation

c/o Managed Futures Department
825 Third Avenue, 8th Floor,
New York, NY 10022
Telephone (201) 876-4647

Morgan Stanley Charter Series
Annual Report
2001

Dear Limited Partner:

This marks the third annual report for Morgan Stanley Charter Graham, Charter Millburn and Charter Welton and the eighth annual report for Morgan Stanley Charter MSFCM. The Net Asset Value per Unit for each of the four Charter Series Funds on December 31, 2001 was as follows:

                                                                   % change
                           Funds                            N.A.V. for year
                           -----                            ------ --------
Charter MSFCM                                               $16.92   -3.3%
Charter Graham                                              $13.77    9.7%
Charter Millburn                                            $ 9.23  -11.3%
Charter Welton                                              $ 7.13  -13.0%

Charter MSFCM

During the year, the Fund posted a loss in Net Asset Value per Unit. The most significant losses were recorded in the currency markets primarily during July and September from transactions involving the euro relative to the British pound. Smaller losses were recorded throughout the first nine months of the year from trading crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. A portion of the Fund's overall losses was partially offset by gains recorded in the global interest rate futures markets during the first and third quarters from long positions in U.S. and European interest rate futures as prices trended higher on interest rate cuts, shaky consumer confidence and continued economic concerns.

Charter Graham

During the year, the Fund posted a gain in Net Asset Value per Unit. The most significant gains were recorded in the global interest rate futures markets primarily from long positions in U.S. interest rate futures during August and September as domestic bond prices trended higher amid concerns for the U.S. economy. In the global stock index futures markets, gains were recorded primarily during the third quarter from short positions in DAX, TOPIX and Nikkei Index futures as equity prices moved sharply lower on corporate profit warnings and amid worries regarding global economic uncertainty. A portion of the Fund's overall gains was partially offset primarily by losses recorded in the agricultural markets from trading soybean meal and soybean oil futures due to volatile, trendless price movements.

On June 14, 2001, the General Partner, after consultation with Graham Capital Management, L.P., the Trading Advisor to Charter Graham, stopped using the Non-Trend Based Program at 150% Leverage to trade Fund assets on the basis that the Non-Trend Based Program at 150% Leverage was not performing up to expectations. The General Partner instructed the Trading Advisor to liquidate all positions in the Non-Trend Based Program at 150% Leverage and to reallocate all assets from those positions to the K4 Program at 150% Leverage, one of the Trading Advisor's other two programs used in the Fund. (The other is the Global Diversified Program at 150% Leverage). With this reallocation, approximately 60% of the Fund's assets are traded pursuant to the Global Diversified Program at 150% Leverage and approximately 40% of the Fund's assets are traded pursuant to the K4 Program at 150% Leverage. Starting with the June closing, the allocations of subscriptions, redemptions and exchanges are similarly changed, with 60% allocated to the Global Diversified Program at 150% Leverage and 40% allocated to the K4 Program at 150% Leverage.

Limited Partners are further advised that, effective January 2, 2002, the assets of Charter Graham were reallocated as follows: approximately 50% of the assets will be traded pursuant to the Global Diversified Program at 150% Leverage and approximately 50% of the assets will be traded pursuant to the K4 Program at 150% Leverage. Furthermore, all subscriptions, redemptions, and exchanges into or out of Charter Graham will be reallocated in the same proportions.

Charter Millburn

During the year, the Fund posted a loss in Net Asset Value per Unit. The most significant losses were recorded in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. A portion of the Fund's overall losses was partially offset primarily by gains recorded throughout a majority of the third quarter in the global stock index futures markets from short positions in Hang Seng and DAX Index futures as equity prices moved sharply lower on corporate profit warnings and amid worries regarding global economic uncertainty. Smaller profits were recorded in the currency markets during the first quarter and also during December from short positions in the Japanese yen as its value weakened relative to the U.S. dollar amid concerns for the ailing Japanese economy.

Charter Welton

During the year, the Fund posted a loss in Net Asset Value per Unit. The most significant losses were recorded in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. These losses were partially offset primarily by gains recorded in the global interest rate futures markets primarily from long positions in U.S. interest rate futures during August and September as prices trended higher following interest rate cuts by the U.S. Federal Reserve.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, c/o Managed Futures Department, 825 Third Avenue, 8th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

       Sincerely,

       /s/ Robert Murray
       Robert E. Murray
       Chairman
       Demeter Management Corporation
       General Partner

Morgan Stanley Charter Series
(formerly, Morgan Stanley Dean Witter Charter Series)

Independent Auditors' Report

The Limited Partners and the General Partner of Morgan Stanley Charter MSFCM L.P. (formerly, Morgan Stanley Dean Witter Charter DWFCM L.P.), Morgan Stanley Charter Graham L.P. (formerly, Morgan Stanley Dean Witter Charter Graham L.P.), Morgan Stanley Charter Millburn L.P. (formerly, Morgan Stanley Dean Witter Charter Millburn L.P.), and Morgan Stanley Charter Welton L.P. (formerly, Morgan Stanley Dean Witter Charter Welton L.P.):

We have audited the accompanying statements of financial condition of Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., Morgan Stanley
 Charter Millburn L.P. and Morgan Stanley Charter Welton L.P. (collectively, the "Partnerships") as of December 31, 2001 and 2000, including the schedules of investments as of December 31, 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001 for Morgan Stanley Charter MSFCM L.P., and for the years ended December 31, 2001 and 2000 and the period from March 1, 1999 (commencement of operations) to December 31, 1999 for Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter Welton L.P. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter

Graham L.P., Morgan Stanley Charter Millburn L.P. and Morgan Stanley Charter Welton L.P. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 for Morgan Stanley Charter MSFCM L.P., and for the years ended December 31, 2001 and 2000 and the period from March 1, 1999 (commencement of operations) to December 31, 1999 for Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter Welton L.P. in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 15, 2002

Morgan Stanley Charter MSFCM L.P.
(formerly, Morgan Stanley Dean Witter Charter DWFCM L.P.)

Statements of Financial Condition

                                                           December 31,
                                                      ----------------------
                                                         2001        2000
                                                      ----------  ----------
                                                          $           $
                                    ASSETS
  Equity in futures interests trading accounts:
   Cash                                               43,273,083  34,507,098

   Net unrealized gain on open contracts (MS&Co.)         47,467   4,714,032
   Net unrealized loss on open contracts (MSIL)       (1,148,932)   (842,031)
                                                      ----------  ----------
   Total net unrealized gain (loss) on open contracts (1,101,465)  3,872,001
                                                      ----------  ----------
     Total Trading Equity                             42,171,618  38,379,099
  Subscriptions receivable                             1,275,759     193,359
  Interest receivable (Morgan Stanley DW)                 66,817     182,914
                                                      ----------  ----------
     Total Assets                                     43,514,194  38,755,372
                                                      ==========  ==========
                       LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                    789,197     930,780
  Accrued brokerage fees (-Morgan Stanley DW)            252,816     184,421
  Accrued management fees (MSFCM)                         72,233      52,692
  Accrued incentive fees (MSFCM)                          --         205,168
                                                      ----------  ----------
     Total Liabilities                                 1,114,246   1,373,061
                                                      ----------  ----------
  PARTNERS' CAPITAL
  Limited Partners (2,471,774.794 and 2,102,258.734
   Units, respectively)                               41,832,302  36,795,254
  General Partner (33,540.900 Units)                     567,646     587,057
                                                      ----------  ----------
     Total Partners' Capital                          42,399,948  37,382,311
                                                      ----------  ----------
     Total Liabilities and Partners' Capital          43,514,194  38,755,372
                                                      ==========  ==========
  NET ASSET VALUE PER UNIT (Note 1)                        16.92       17.50
                                                      ==========  ==========

Statements of Operations

                                              For the Years Ended
                                                  December 31,
                                       ---------------------------------
                                          2001        2000       1999
                                       ----------  ---------- ----------
                                           $           $          $
REVENUES
Trading profit (loss):
 Realized                               5,807,007   5,655,002 (3,118,414)
 Net change in unrealized              (4,973,466)  3,263,304  1,054,886
                                       ----------  ---------- ----------
  Total Trading Results                   833,541   8,918,306 (2,063,528)
Interest income (Morgan Stanley DW)     1,431,775   1,611,060  1,492,539
                                       ----------  ---------- ----------
  Total                                 2,265,316  10,529,366   (570,989)
                                       ----------  ---------- ----------
EXPENSES
Brokerage fees (Morgan Stanley DW)      2,759,119   1,821,573  2,089,386
Management fees (MSFCM)                   788,319     982,932  1,194,754
Incentive fees (MSFCM)                    148,065     205,168     --
Transaction fees and costs                 --          83,748    134,354
Administrative expenses                    --          66,000     72,000
                                       ----------  ---------- ----------
  Total                                 3,695,503   3,159,421  3,490,494
                                       ----------  ---------- ----------
NET INCOME (LOSS)                      (1,430,187)  7,369,945 (4,061,483)
                                       ==========  ========== ==========
Net Income (Loss) Allocation:
Limited Partners                       (1,410,776)  7,257,147 (4,013,384)
General Partner                           (19,411)    112,798    (48,099)
Net Income (Loss) per Unit (Note 1):
Limited Partners                            (0.58)       3.36      (1.43)
General Partner                             (0.58)       3.36      (1.43)

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Charter Graham L.P.
(formerly, Morgan Stanley Dean Witter Charter Graham L.P.)

Statements of Financial Condition

                                                          December 31,
                                                     ----------------------
                                                        2001        2000
                                                     ----------  ----------
                                                         $           $
                                    ASSETS
   Equity in futures interests trading accounts:
    Cash                                             45,247,504  26,570,361

    Net unrealized gain on open contracts (MS&Co.)    1,617,509   3,586,880
    Net unrealized loss on open contracts (MSIL)       (751,401)   (160,517)
    Net unrealized loss on open contracts (Carr)         --         (10,863)
                                                     ----------  ----------
    Total net unrealized gain on open contracts         866,108   3,415,500
                                                     ----------  ----------
      Total Trading Equity                           46,113,612  29,985,861
   Subscriptions receivable                           2,428,001     252,518
   Interest receivable (Morgan Stanley DW)               69,554     142,031
                                                     ----------  ----------
      Total Assets                                   48,611,167  30,380,410
                                                     ==========  ==========
                       LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
   Redemptions payable                                  329,746     556,261
   Accrued brokerage fees (Morgan Stanley DW)           264,953     149,461
   Accrued management fees                               75,700      42,703
   Accrued incentive fees                                --         860,827
                                                     ----------  ----------
      Total Liabilities                                 670,399   1,609,252
                                                     ----------  ----------
   PARTNERS' CAPITAL
   Limited Partners (3,443,452.290 and 2,265,759.190
    Units, respectively)                             47,429,838  28,446,182
   General Partner (37,094.046 and 25,884.600 Units,
    respectively)                                       510,930     324,976
                                                     ----------  ----------
      Total Partners' Capital                        47,940,768  28,771,158
                                                     ----------  ----------
      Total Liabilities and Partners' Capital        48,611,167  30,380,410
                                                     ==========  ==========
   NET ASSET VALUE PER UNIT                               13.77       12.55
                                                     ==========  ==========

Statements of Operations

                                                   For the Years     For the Period from
                                                       Ended            March 1, 1999
                                                   December 31,       (commencement of
                                               ---------------------   operations) to
                                                  2001       2000     December 31, 1999
                                               ----------  --------- -------------------
                                                   $          $               $
REVENUES
Trading profit (loss):
 Realized                                       9,678,296  4,638,274        839,458
 Net change in unrealized                      (2,549,392) 2,344,969      1,070,531
                                               ----------  ---------      ---------
  Total Trading Results                         7,128,904  6,983,243      1,909,989
Interest income (Morgan Stanley DW)             1,250,516  1,242,395        444,815
                                               ----------  ---------      ---------
  Total                                         8,379,420  8,225,638      2,354,804
                                               ----------  ---------      ---------
EXPENSES
Brokerage fees (Morgan Stanley DW)              2,476,549  1,517,906        723,042
Incentive fees                                  1,936,526    950,165         --
Management fees                                   707,585    433,688        206,583
                                               ----------  ---------      ---------
  Total                                         5,120,660  2,901,759        929,625
                                               ----------  ---------      ---------
NET INCOME                                      3,258,760  5,323,879      1,425,179
                                               ==========  =========      =========
Net Income Allocation:
Limited Partners                                3,223,806  5,265,407      1,408,675
General Partner                                    34,954     58,472         16,504
Net Income per Unit:
Limited Partners                                     1.22       2.26            .29
General Partner                                      1.22       2.26            .29


  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Charter Millburn L.P.
(formerly, Morgan Stanley Dean Witter Charter Millburn L.P.)

Statements of Financial Condition

                                                          December 31,
                                                     ----------------------
                                                        2001        2000
                                                     ----------  ----------
                                                         $           $
                                    ASSETS
   Equity in futures interests trading accounts:
    Cash                                             28,407,799  25,080,303

    Net unrealized gain on open contracts (MS&Co.)    1,741,218   5,085,160
    Net unrealized loss on open contracts (MSIL)       (306,488)   (114,319)
                                                     ----------  ----------
    Total net unrealized gain on open contracts       1,434,730   4,970,841
                                                     ----------  ----------
      Total Trading Equity                           29,842,529  30,051,144
   Subscriptions receivable                             812,001     402,325
   Interest receivable (Morgan Stanley DW)               46,476     141,550
                                                     ----------  ----------
      Total Assets                                   30,701,006  30,595,019
                                                     ==========  ==========
                       LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
   Redemptions payable                                  264,713     619,297
   Accrued brokerage fees (Morgan Stanley DW)           169,316     150,207
   Accrued management fees                               48,376      42,916
                                                     ----------  ----------
      Total Liabilities                                 482,405     812,420
                                                     ----------  ----------
   PARTNERS' CAPITAL
   Limited Partners (3,239,320.452 and 2,833,265.854
    Units, respectively)                             29,883,431  29,457,979
   General Partner (36,331.944 and 31,221.881 Units,
    respectively)                                       335,170     324,620
                                                     ----------  ----------
      Total Partners' Capital                        30,218,601  29,782,599
                                                     ----------  ----------
      Total Liabilities and Partners' Capital        30,701,006  30,595,019
                                                     ==========  ==========
   NET ASSET VALUE PER UNIT                                9.23       10.40
                                                     ==========  ==========

Statements of Operations

                                                 For the Years     For the Period from
                                                     Ended            March 1, 1999
                                                 December 31,       (commencement of
                                             ---------------------   operations) to
                                                2001       2000     December 31, 1999
                                             ----------  --------- -------------------
                                                 $          $               $
REVENUES
Trading profit (loss):
 Realized                                     1,548,568     76,367     (2,134,562)
 Net change in unrealized                    (3,536,111) 4,050,018        920,823
                                             ----------  ---------     ----------
  Total Trading Results                      (1,987,543) 4,126,385     (1,213,739)
Interest income (Morgan Stanley DW)           1,143,337  1,404,756        559,942
                                             ----------  ---------     ----------
  Total                                        (844,206) 5,531,141       (653,797)
                                             ----------  ---------     ----------
EXPENSES
Brokerage fees (Morgan Stanley DW)            2,168,012  1,699,726        912,182
Management fees                                 619,432    485,636        260,624
Incentive fees                                   --         --            103,350
                                             ----------  ---------     ----------
  Total                                       2,787,444  2,185,362      1,276,156
                                             ----------  ---------     ----------
NET INCOME (LOSS)                            (3,631,650) 3,345,779     (1,929,953)
                                             ==========  =========     ==========
Net Income (Loss) Allocation:
Limited Partners                             (3,592,200) 3,310,250     (1,909,044)
General Partner                                 (39,450)    35,529        (20,909)
Net Income (Loss) per Unit:
Limited Partners                                  (1.17)      1.12           (.72)
General Partner                                   (1.17)      1.12           (.72)


  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Charter Welton L.P.
(formerly, Morgan Stanley Dean Witter Charter L.P.)

Statements of Financial Condition

                                                          December 31,
                                                     ----------------------
                                                        2001        2000
                                                     ----------  ----------
                                                         $           $
                                    ASSETS
   Equity in futures interests trading accounts:
    Cash                                             17,326,697  19,614,103

    Net unrealized gain on open contracts (MS&Co.)      602,122   3,456,472
    Net unre-alized loss on open contracts (MSIL)      (476,077)   (155,033)
                                                     ----------  ----------
    Total net unrealized gain on open contracts         126,045   3,301,439
    Net option premiums                                (185,228)    (55,994)
                                                     ----------  ----------
      Total Trading Equity                           17,267,514  22,859,548
   Subscriptions receivable                              75,500     265,050
   Interest receivable (Morgan Stanley DW)               28,300     110,806
                                                     ----------  ----------
      Total Assets                                   17,371,314  23,235,404
                                                     ==========  ==========
                       LIABILITIES AND PARTNERS' CAPITAL
   LIABILITIES
   Redemptions payable                                  586,655     771,830
   Accrued brokerage fees (Morgan Stanley DW)           102,343     119,881
   Accrued management fees                               29,240      34,252
                                                     ----------  ----------
      Total Liabilities                                 718,238     925,963
                                                     ----------  ----------
   PARTNERS' CAPITAL
   Limited Partners (2,303,418.240 and 2,688,816.221
    Units, respectively)                             16,422,138  22,043,879
   General Partner (32,392.072 Units)                   230,938     265,562
                                                     ----------  ----------
      Total Partners' Capital                        16,653,076  22,309,441
                                                     ----------  ----------
      Total Liabilities and Partners' Capital        17,371,314  23,235,404
                                                     ==========  ==========
   NET ASSET VALUE PER UNIT                                7.13        8.20
                                                     ==========  ==========

Statements of Operations

                                     For the Years      For the Period from
                                         Ended             March 1, 1999
                                     December 31,        (commencement of
                                ----------------------    operations) to
                                   2001        2000      December 31, 1999
                                ----------  ----------  -------------------
                                    $           $                $
     REVENUES
     Trading profit (loss):
      Realized                   1,237,257  (2,859,783)     (1,636,293)
      Net change in unrealized  (3,175,394)  1,578,590       1,722,849
                                ----------  ----------      ----------
        Total Trading Results   (1,938,137) (1,281,193)         86,556
     Interest income (Morgan
      Stanley DW)                  764,243   1,274,899         521,699
                                ----------  ----------      ----------
        Total                   (1,173,894)     (6,294)        608,255
                                ----------  ----------      ----------
     EXPENSES
     Brokerage fees (Morgan
      Stanley DW)                1,369,546   1,547,098         852,522
     Management fees               391,300     442,028         243,578
                                ----------  ----------      ----------
        Total                    1,760,846   1,989,126       1,096,100
                                ----------  ----------      ----------
     NET LOSS                   (2,934,740) (1,995,420)       (487,845)
                                ==========  ==========      ==========
     Net Loss Allocation:
     Limited Partners           (2,900,116) (1,972,281)       (481,546)
     General Partner               (34,624)    (23,139)         (6,299)
     Net Loss per Unit:
     Limited Partners                (1.07)      (0.73)          (1.07)
     General Partner                 (1.07)      (0.73)          (1.07)

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Charter Series
(formerly, Morgan Stanley Dean Witter Charter Series)
Statements of Changes in Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

                            Units of
                           Partnership    Limited    General
                            Interest      Partners   Partner    Total
                          -------------  ----------  -------  ----------
                            (Note 1)         $          $         $

       Morgan Stanley Charter MSFCM L.P.
       (formerly, Morgan Stanley Dean Witter Charter DWFCM L.P.)
       Partners' Capital,
       December 31, 1998  2,919,789.900  44,949,810  522,358  45,472,168
       Net loss                 --       (4,013,384) (48,099) (4,061,483)
       Redemptions         (360,673.500) (5,225,471)    --    (5,225,471)
                          -------------  ----------  -------  ----------
       Partners' Capital,
       December 31, 1999  2,559,116.400  35,710,955  474,259  36,185,214
       Offering of Units     21,412.187     343,831     --       343,831
       Net income               --        7,257,147  112,798   7,369,945
       Redemptions         (444,728.953) (6,516,679)    --    (6,516,679)
                          -------------  ----------  -------  ----------
       Partners' Capital,
       December 31, 2000  2,135,799.634  36,795,254  587,057  37,382,311
       Offering of Units    619,493.785  10,799,873     --    10,799,873
       Net loss                 --       (1,410,776) (19,411) (1,430,187)
       Redemptions         (249,977.725) (4,352,049)    --    (4,352,049)
                          -------------  ----------  -------  ----------
       Partners' Capital,
       December 31, 2001  2,505,315.694  41,832,302  567,646  42,399,948
                          =============  ==========  =======  ==========

Statements of Changes in Partners' Capital

For the Years Ended December 31, 2001 and 2000 and for the Period from March 1, 1999 (commencement of operations) to December 31, 1999

                            Units of
                           Partnership    Limited    General
                            Interest      Partners   Partner   Total
                          -------------  ----------  ------- ----------
                                              $         $         $
       Morgan Stanley Charter Graham L.P.
       (formerly, Morgan Stanley Dean Witter Charter Graham L.P.)
       Partners' Capital,
       Initial Offering     436,313.664   4,303,136   60,000  4,363,136
       Offering of Units  1,612,075.766  15,122,352  160,000 15,282,352
       Net income               --        1,408,675   16,504  1,425,179
       Redemptions          (41,053.445)   (409,555)   --      (409,555)
                          -------------  ----------  ------- ----------
       Partners' Capital,
       December 31, 1999  2,007,335.985  20,424,608  236,504 20,661,112
       Offering of Units    768,712.178   7,657,343   30,000  7,687,343
       Net income               --        5,265,407   58,472  5,323,879
       Redemptions         (484,404.373) (4,901,176)   --    (4,901,176)
                          -------------  ----------  ------- ----------
       Partners' Capital,
       December 31, 2000  2,291,643.790  28,446,182  324,976 28,771,158
       Offering of Units  1,560,633.916  20,661,938  151,000 20,812,938
       Net income               --        3,223,806   34,954  3,258,760
       Redemptions         (371,731.370) (4,902,088)   --    (4,902,088)
                          -------------  ----------  ------- ----------
       Partners' Capital,
       December 31, 2001  3,480,546.336  47,429,838  510,930 47,940,768
                          =============  ==========  ======= ==========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Charter Series
(formerly, Morgan Stanley Dean Witter Charter Series)

Statements of Changes in Partners' Capital

For the Years Ended December 31, 2001 and 2000 and for the Period from March 1, 1999 (commencement of operations) to December 31, 1999

                            Units of
                           Partnership    Limited    General
                            Interest      Partners   Partner    Total
                          -------------  ----------  -------  ----------
                                             $          $         $
       Morgan Stanley Charter Millburn L.P.
       (formerly, Morgan Stanley Dean Witter Charter
       Millburn L.P.)
       Partners' Capital,
       Initial Offering     483,488.295   4,774,883   60,000   4,834,883
       Offering of Units  2,079,748.071  20,678,854  225,000  20,903,854
       Net loss                 --       (1,909,044) (20,909) (1,929,953)
       Redemptions          (53,025.935)   (505,064)    --      (505,064)
                          -------------  ----------  -------  ----------
       Partners' Capital,
       December 31, 1999  2,510,210.431  23,039,629  264,091  23,303,720
       Offering of Units    993,751.374   8,793,482   25,000   8,818,482
       Net income               --        3,310,250   35,529   3,345,779
       Redemptions         (639,474.070) (5,685,382)    --    (5,685,382)
                          -------------  ----------  -------  ----------
       Partners' Capital,
       December 31, 2000  2,864,487.735  29,457,979  324,620  29,782,599
       Offering of Units    905,670.879   9,005,536   50,000   9,055,536
       Net loss                 --       (3,592,200) (39,450) (3,631,650)
       Redemptions         (494,506.218) (4,987,884)    --    (4,987,884)
                          -------------  ----------  -------  ----------
       Partners' Capital,
       December 31, 2001  3,275,652.396  29,883,431  335,170  30,218,601
                          =============  ==========  =======  ==========

                            Units of
                           Partnership    Limited    General
                            Interest      Partners   Partner    Total
                          -------------  ----------  -------  ----------
                                             $          $         $
       Morgan Stanley Charter Welton L.P.
       (formerly, Morgan Stanley Dean Witter Charter
       Welton L.P.)
       Partners' Capital,
       Initial Offering     580,145.052   5,731,450   70,000   5,801,450
       Offering of Units  2,067,456.248  18,109,078  200,000  18,309,078
       Net loss                 --         (481,546)  (6,299)   (487,845)
       Redemptions          (63,501.129)   (545,322)    --      (545,322)
                          -------------  ----------  -------  ----------
       Partners' Capital,
       December 31, 1999  2,584,100.171  22,813,660  263,701  23,077,361
       Offering of Units    866,731.444   7,100,282   25,000   7,125,282
       Net loss                 --       (1,972,281) (23,139) (1,995,420)
       Redemptions         (729,623.322) (5,897,782)    --    (5,897,782)
                          -------------  ----------  -------  ----------
       Partners' Capital,
       December 31, 2000  2,721,208.293  22,043,879  265,562  22,309,441
       Offering of Units    409,666.930   2,990,346     --     2,990,346
       Net loss                 --       (2,900,116) (34,624) (2,934,740)
       Redemptions         (795,064.911) (5,711,971)    --    (5,711,971)
                          -------------  ----------  -------  ----------
       Partners' Capital,
       December 31, 2001  2,335,810.312  16,422,138  230,938  16,653,076
                          =============  ==========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Charter MSFCM L.P.
(formerly, Morgan Stanley Dean Witter Charter DWFCM L.P.)

Statements of Cash Flows

                                         For the Years Ended
                                             December 31,
                                 -----------------------------------
                                    2001        2000        1999
                                 ----------  ----------  -----------
                                     $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                (1,430,187)  7,369,945   (4,061,483)
Noncash item included in net
 income (loss):
  Net change in unrealized        4,973,466  (3,263,304)  (1,054,886)
(Increase) decrease in operating
 assets:
  Interest receivable (Morgan
   Stanley DW)                      116,097     (52,908)       8,818
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)               68,395     184,421       --
  Accrued management fees
   (MSFCM)                           19,541     (39,318)     (22,557)
  Accrued incentive fees
   (MSFCM)                         (205,168)    205,168       --
  Accrued administrative
   expenses                          --         (70,250)      (7,619)
                                 ----------  ----------  -----------
Net cash provided by (used for)
 operating activities             3,542,144   4,333,754   (5,137,727)
                                 ----------  ----------  -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                10,799,873     343,831       --
Increase in subscriptions
 receivable                      (1,082,400)   (193,359)      --
Increase (decrease) in
 redemptions payable               (141,583)    404,024      286,839
Redemptions of Units             (4,352,049) (6,516,679)  (5,225,471)
                                 ----------  ----------  -----------
Net cash provided by (used for)
 financing activities             5,223,841  (5,962,183)  (4,938,632)
                                 ----------  ----------  -----------

Net increase (decrease) in cash   8,765,985  (1,628,429) (10,076,359)
Balance at beginning of period   34,507,098  36,135,527   46,211,886
                                 ----------  ----------  -----------
Balance at end of period         43,273,083  34,507,098   36,135,527
                                 ==========  ==========  ===========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Charter Graham L.P.
(formerly, Morgan Stanley Dean Witter Charter Graham L.P.)

Statements of Cash Flows

                                                             For the
                                                           Period from
                                     For the Years        March 1, 1999
                                         Ended            (commencement
                                     December 31,       of operations) to
                                ----------------------    December 31,
                                   2001        2000           1999
                                ----------  ----------  -----------------
                                    $           $               $
      CASH FLOWS FROM
       OPERATING
       ACTIVITIES
      Net income                 3,258,760   5,323,879      1,425,179
      Noncash item included in
       net income:
        Net change in
         unrealized              2,549,392  (2,344,969)    (1,070,531)
      (Increase) decrease in
       operating assets:
        Interest receivable
         (Morgan Stanley DW)        72,477     (63,257)       (78,774)
      Increase (decrease) in
       operating liabilities:
        Accrued brokerage fees
         (Morgan Stanley DW)       115,492      41,311        108,150
        Accrued management
         fees                       32,997      11,803         30,900
        Accrued incentive fees    (860,827)    860,827         --
                                ----------  ----------     ----------
      Net cash provided by
       operating activities      5,168,291   3,829,594        414,924
                                ----------  ----------     ----------
      CASH FLOWS FROM
       FINANCING
       ACTIVITIES
      Initial Offering              --          --          4,363,136
      Offering of Units         20,812,938   7,687,343     15,282,352
      (Increase) decrease in
       subscriptions receivable (2,175,483)    558,682       (811,200)
      Increase (decrease) in
       redemptions payable        (226,515)    328,118        228,143
      Redemptions of Units      (4,902,088) (4,901,176)      (409,555)
                                ----------  ----------     ----------
      Net cash provided by
       financing activities     13,508,852   3,672,967     18,652,876

                                ----------  ----------     ----------

      Net increase in cash      18,677,143   7,502,561     19,067,800
      Balance at beginning of
       period                   26,570,361  19,067,800         --
                                ----------  ----------     ----------
      Balance at end of period  45,247,504  26,570,361     19,067,800
                                ==========  ==========     ==========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Charter Millburn L.P.
(formerly, Morgan Stanley Dean Witter Charter Millburn L.P.)

Statements of Cash Flows

                                                              For the
                                                            Period from
                                       For the Years       March 1, 1999
                                           Ended           (commencement
                                       December 31,       of operations)
                                  ----------------------  to December 31,
                                     2001        2000          1999
                                  ----------  ----------  ---------------
                                      $           $              $
      CASH FLOWS FROM
       OPERATING
       ACTIVITIES
      Net income (loss)           (3,631,650)  3,345,779    (1,929,953)
      Noncash item included in
       net income (loss):
        Net change in unrealized   3,536,111  (4,050,018)     (920,823)
      (Increase) decrease in
       operating assets:
        Interest receivable
         (Morgan Stanley DW)          95,074     (45,348)      (96,202)
      Increase in operating
       liabilities:
        Accrued brokerage fees
         (Morgan Stanley DW)          19,109      20,836       129,371
        Accrued management
         fees                          5,460       5,953        36,963

                                  ----------  ----------    ----------
      Net cash provided by (used
       for) operating activities      24,104    (722,798)   (2,780,644)
                                  ----------  ----------    ----------
      CASH FLOWS FROM
       FINANCING
       ACTIVITIES
      Initial offering                --          --         4,834,883
      Offering of Units            9,055,536   8,818,482    20,903,854
      (Increase) decrease in
       subscriptions receivable     (409,676)    610,910    (1,013,235)
      Increase (decrease) in
       redemptions payable          (354,584)    381,322       237,975
      Redemptions of Units        (4,987,884) (5,685,382)     (505,064)
                                  ----------  ----------    ----------
      Net cash provided by
       financing activities        3,303,392   4,125,332    24,458,413
                                  ----------  ----------    ----------

      Net increase in cash         3,327,496   3,402,534    21,677,769
      Balance at beginning of
       period                     25,080,303  21,677,769        --
                                  ----------  ----------    ----------
      Balance at end of period    28,407,799  25,080,303    21,677,769
                                  ==========  ==========    ==========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Charter Welton L.P.
(formerly, Morgan Stanley Dean Witter Charter Welton L.P.)

Statements of Cash Flows

                                                          For the
                                                        Period from
                                  For the Years        March 1, 1999
                                      Ended            (commencement
                                  December 31,       of operations) to
                             ----------------------    December 31,
                                2001        2000           1999
                             ----------  ----------  -----------------
                                 $           $               $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net loss                     (2,934,740) (1,995,420)      (487,845)
Noncash item included in net
 loss:
  Net change in unrealized    3,175,394  (1,578,590)    (1,722,849)
(Increase) decrease in
 operating assets:
  Net option premiums           129,234     459,306       (403,312)
  Interest receivable
   (Morgan Stanley DW)           82,506     (27,259)       (83,547)
Increase (decrease) in
 operating liabilities:
  Accrued brokerage fees
   (Morgan Stanley DW)          (17,538)       (967)       120,848
  Accrued management fees        (5,012)       (276)        34,528
                             ----------  ----------     ----------
Net cash provided by (used
 for) operating activities      429,844  (3,143,206)    (2,542,177)
                             ----------  ----------     ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Initial offering                 --          --          5,801,450
Offering of Units             2,990,346   7,125,282     18,309,078
(Increase) decrease in
 subscriptions receivable       189,550     683,374       (948,424)
Increase (decrease) in
 redemptions payable           (185,175)    549,196        222,634
Redemptions of Units         (5,711,971) (5,897,782)      (545,322)
                             ----------  ----------     ----------
Net cash provided by (used
 for) financing activities   (2,717,250)  2,460,070     22,839,416
                             ----------  ----------     ----------

Net increase (decrease) in
 cash                        (2,287,406)   (683,136)    20,297,239
Balance at beginning of
 period                      19,614,103  20,297,239         --
                             ----------  ----------     ----------
Balance at end of period     17,326,697  19,614,103     20,297,239
                             ==========  ==========     ==========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Charter MSFCM L.P. (formerly, Morgan Stanley Dean Witter Charter DWFCM L.P.)

Schedule of Investments

December 31, 2001

Partnership Net Assets: $42,399,948

                                                                                   Net
                                                          Long        Short    Unrealized  Percentage of # of Contracts/
Futures and Forward Contracts:                         Gain/(Loss) Gain/(Loss) Gain/(Loss)  Net Assets   Notional Amounts
------------------------------                         ----------- ----------- ----------- ------------- ----------------
                                                            $           $           $            %
Foreign currency                                       (1,557,847)  1,193,718    (364,129)     (0.86)     2,268,192,000
Interest rate                                              --         311,908     311,908       0.74                792
Commodity                                              (1,148,932)    183,470    (965,462)     (2.28)               467
                                                       ----------   ---------  ----------      -----
       Grand Total:                                    (2,706,779)  1,689,096  (1,017,683)     (2.40)
                                                       ==========   =========                  =====
       Unrealized Currency Loss                                                   (83,782)
                                                                               ----------
       Total Net Unrealized Loss per Statement of
         Financial Condition                                                   (1,101,465)
                                                                               ==========

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Charter Graham L.P. (formerly, Morgan Stanley Dean Witter Charter Graham L.P.)

Schedule of Investments

December 31, 2001

Partnership Net Assets: $47,940,768

                                                                                   Net
                                                          Long        Short    Unrealized  Percentage of # of Contracts/
Futures and Forward Contracts:                         Gain/(Loss) Gain/(Loss) Gain/(Loss)  Net Assets   Notional Amounts
------------------------------                         ----------- ----------- ----------- ------------- ----------------
                                                            $           $           $            %
Foreign currency                                         934,741    1,007,431   1,942,172       4.05      2,398,800,974
Interest rate                                            (55,801)     (92,474)   (148,275)     (0.31)             3,454
Commodity                                               (633,879)     (36,080)   (669,959)     (1.40)             1,241
Equity                                                    14,300      (40,973)    (26,673)     (0.05)                62
                                                        --------    ---------   ---------      -----
       Grand Total:                                      259,361      837,904   1,097,265       2.29
                                                        ========    =========                  =====
       Unrealized Currency Loss                                                  (231,157)
                                                                                ---------
       Total Net Unrealized Gain per Statement of
         Financial Condition                                                      866,108
                                                                                =========

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Charter Millburn L.P. (formerly, Morgan Stanley Dean Witter Charter Millburn L.P.)

Schedule of Investments

December 31, 2001

Partnership Net Assets: $30,218,601

                                                          Long        Short    Net Unrealized Percentage of # of Contracts/
Futures and Forward Contracts:                         Gain/(Loss) Gain/(Loss)  Gain/(Loss)    Net Assets   Notional Amounts
------------------------------                         ----------- ----------- -------------- ------------- ----------------
                                                            $           $            $              %
Foreign currency                                         537,188    1,119,535    1,656,723         5.48*     3,503,740,000
Interest rate                                            (42,624)     150,141      107,517         0.36                704
Commodity                                               (312,108)     100,695     (211,413)       (0.70)               263
Equity                                                      (737)       4,219        3,482         0.01                 57
                                                        --------    ---------    ---------        -----
       Grand Total                                       181,719    1,374,590    1,556,309         5.15
                                                        ========    =========                     =====
       Unrealized Currency Loss                                                   (121,579)
                                                                                 ---------
       Total Net Unrealized Gain per Statement of
         Financial Condition                                                     1,434,730
                                                                                 =========

*No single contract's value exceeds 5% of Net Assets.

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Charter Welton L.P. (formerly, Morgan Stanley Dean Witter Charter Welton L.P.)

Schedule of Investments

December 31, 2001

Partnership Net Assets: $16,653,076

                                                                                   Net
                                                          Long        Short    Unrealized  Percentage of # of Contracts/
Futures and Forward Contracts:                         Gain/(Loss) Gain/(Loss) Gain/(Loss)  Net Assets   Notional Amounts
------------------------------                         ----------- ----------- ----------- ------------- ----------------
                                                            $           $           $            %
Commodity                                               (370,424)     17,838    (352,586)      (2.12)          621
Interest rate                                             14,100     101,428     115,528        0.69           481
Foreign currency                                              --     300,875     300,875        1.81           398
Equity                                                    39,687     (10,150)     29,537        0.18           222
                                                        --------     -------    --------       -----
       Grand Total:                                     (316,637)    409,991      93,354        0.56
                                                        ========     =======                   =====
       Unrealized Currency Gain                                                   32,691
                                                                                --------
       Total Net Unrealized Gain per Statement of
         Financial Condition                                                     126,045
                                                                                ========

Theaccompanying notes are an integral part of these financial statements.

Morgan Stanley Charter Series
(formerly, Morgan Stanley Dean Witter Charter Series)

Notes to Financial Statement

1. Summary of Significant Accounting Policies

Organization--Morgan Stanley Charter MSFCM L.P. (formerly known as Morgan Stanley Dean Witter Charter DWFCM L.P.) ("Charter MSFCM"), Morgan Stanley Charter Graham L.P. (formerly known as Morgan Stanley Dean Witter Charter Graham L.P.) ("Charter Graham"), Morgan Stanley Charter Millburn L.P. (formerly known as Morgan Stanley Dean Witter Charter Millburn L.P.) ("Charter Millburn"), and Morgan Stanley Charter Welton L.P. (formerly known as Morgan Stanley Dean Witter Charter Welton L.P.) ("Charter Welton"), (individually, a "Partnership", or collectively, the "Partnerships") are limited partnerships organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").

The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading advisor for Charter MSFCM is Morgan Stanley Futures & Currency Management Inc. ("MSFCM"). Prior to November 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to the Partnerships. Demeter, Morgan Stanley DW, MS&Co., MSIL and MSFCM are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

On October 11, 2000, DWFCM International Access Fund L.P. changed its name to Morgan Stanley Dean Witter Charter DWFCM L.P. and became one of the Charter Series of funds effective December 1, 2000. Each outstanding unit of limited partnership interest ("Unit(s)") in DWFCM International Access Fund L.P. was converted to 100 Units of Charter MSFCM. The number of Units outstanding, net income or loss per Unit and Net Asset Value per Unit have been adjusted for all prior reporting periods to reflect this conversion.

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

Effective November 1, 2001, Morgan Stanley Dean Witter Charter DWFCM L.P., Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Millburn L.P. and Morgan Stanley Dean Witter Charter Welton L.P. were renamed to Morgan Stanley Charter MSFCM L.P., Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P. and Morgan Stanley Charter Welton L.P., respectively.

Morgan Stanley Charter Series
(formerly, Morgan Stanley Dean Witter Charter Series)

Notes to Financial Statement--(Continued)


Effective November 8, 2001, Dean Witter Futures & Currency Management Inc. changed its name to Morgan Stanley Futures & Currency Management Inc.

Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the Limited Partners based on their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statement of operations. Monthly, Morgan Stanley DW credits each Partnership with interest income on 100% of its average daily funds held at Morgan Stanley DW. In addition, Morgan Stanley DW credits each Partnership with 100% of the interest income Morgan Stanley DW receives from MS&Co. and MSIL with respect to such Partnership's assets deposited as margin. The interest rates used are equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. Prior to December 1, 2000 Charter MSFCM was credited with interest income based on 80% of the average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments Net Assets do not include monies due the Partnerships on forward contracts and other futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per Unit is computed using the weighted average number of Units outstanding during the period.

Condensed Schedule of Investments--In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are now required to include a condensed schedule of investments identifying those investments which constitute more than 5% of net assets, taking long and short positions into account separately.

Morgan Stanley Charter Series
(formerly, Morgan Stanley Dean Witter Charter Series)

Notes to Financial Statement--(Continued)


Equity in Futures Interests Trading Accounts--The Partnerships' asset "Equity in futures interests trading accounts," reflected in the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis in the Partnerships' statements of financial condition.

The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

Brokerage and Related Transaction Fees and Costs--Each Partnership pays a flat-rate monthly brokerage fee of 1/12 of 7% of the Partnership's Net Assets as of the first day of each month (a 7% annual rate). Such fees currently cover all brokerage commissions, transaction fees and costs and ordinary administrative and offering expenses.

Prior to December 1, 2000, Charter MSFCM accrued brokerage commissions on a half-turn basis at 80% of Morgan Stanley DW's published non-member rates and transaction fees and costs were accrued on a half-turn basis. Brokerage commissions and transaction fees chargeable to the Partnership were capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's adjusted month-end Net Assets.

Operating Expenses--Each of the Partnerships incur monthly management fees and may incur incentive fees. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees and other related expenses are borne by Morgan Stanley DW through the brokerage fees paid by the Partnerships.

Prior to December 1, 2000, Charter MSFCM paid all operating expenses related to its trading activities, to a maximum 1/4 of 1% annually of its average month-end Net Assets. Charter MSFCM's operating expenses included filing fees, legal, auditing, accounting, mailing, printing and other incidental expenses as permitted by its Limited Partnership Agreement.

Morgan Stanley Charter Series
(formerly, Morgan Stanley Dean Witter Charter Series)

Notes to Financial Statement--(Continued)


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

Continuing Offering--Units of each Partnership are offered at a price equal to 100% of the Net Asset Value per Unit at monthly closings held as of the last day of each month. No selling commissions or charges related to the continuing offering of Units will be paid by the Limited Partners or the Partnerships. Morgan Stanley DW will pay all such costs.

Redemptions--Limited Partners may redeem some or all of their Units as of the last day of the sixth month following the closing at which a person first becomes a Limited Partner. Redemptions may only be made in whole Units, with a minimum of 100 Units required for each redemption, unless a Limited Partner is redeeming his entire interest in the Partnerships.

Units redeemed on or prior to the last day of the twelfth month from the date of purchase will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month from the date of purchase will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twenty-fourth month from the date of purchase will not be subject to a redemption charge. The foregoing redemption charges are paid to Morgan Stanley DW.

Exchanges--On the last day of the first month which occurs more than 180 days after a person first becomes a Limited Partner in any of the Partnerships, and at the end of each month thereafter, Limited Partners may transfer their investment among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.

Dissolution of the Partnerships--Charter MSFCM will terminate on December 31, 2025 and Charter Graham, Charter Millburn and Charter Welton will terminate on December 31, 2035 or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

2. Related Party Transactions

Each Partnership pays brokerage fees to Morgan Stanley DW as described in Note
1. Each Partnership's cash is on deposit

Morgan Stanley Charter Series
(formerly, Morgan Stanley Dean Witter Charter Series)

Notes to Financial Statement--(Continued)

with Morgan Stanley DW, MS&Co. and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

Demeter, on behalf of Charter MSFCM and itself, entered into a management agreement with MSFCM to make all trading decisions for the Partnership. Charter MSFCM pays management and incentive fees (if any) to MSFCM.

3. Trading Advisors

Demeter, on behalf of Charter MSFCM, Charter Graham, Charter Millburn and Charter Welton, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership at December 31, 2001 were as follows:

Morgan Stanley Charter MSFCM L.P.
 Morgan Stanley Futures & Currency Management Inc.

Morgan Stanley Charter Graham L.P.
 Graham Capital Management L.P.

Morgan Stanley Charter Millburn L.P.
 Millburn Ridgefield Corporation

Morgan Stanley Charter Welton L.P.
 Welton Investment Corporation

Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

Management Fee--Each Partnership pays a flat-rate monthly fee of 1/12 of 2% of the Net Assets under management by each trading advisor as of the first day of each month (a 2% annual rate).

Prior to December 1, 2000, Charter MSFCM paid a monthly management fee equal to
 1/4 of 1% (a 3% annual rate) of the Partnership's adjusted Net Assets, as defined in the management agreement, as of the last day of each month.

Incentive Fee--Each Partnership's incentive fee is equal to 20% of trading profits, which is paid on a quarterly basis for Charter MSFCM, and paid on a monthly basis for Charter Graham, Charter Millburn, and Charter Welton.

Prior to December 1, 2000, Charter MSFCM paid a quarterly incentive fee equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter.

Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage and management fees are deducted. When a trading advisor experiences losses with respect to Net Assets as of the end of a calendar month, quarterly with respect to Charter MSFCM, the trading advisor must earn back such losses before that trading advisor is eligible for an incentive fee in the future.

Morgan Stanley Charter Series
(formerly, Morgan Stanley Dean Witter Charter Series)

Notes to Financial Statement--(Continued)


4. Financial Instruments

The Partnerships trade futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

Each Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1) One or more underlying notional amounts or payment provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

3) Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

Charter MSFCM

                     Net Unrealized Gains/
                  (Losses) on Open Contracts      Longest Maturities
               --------------------------------  --------------------
                            Off-                             Off-
               Exchange-  Exchange-              Exchange- Exchange-
          Year  Traded     Traded      Total      Traded    Traded
          ---- ---------  ---------  ----------  --------- ----------
                   $          $           $
          2001  (737,333)  (364,132) (1,101,465) June 2003 April 2002
          2000 2,307,848  1,564,153   3,872,001  June 2002  Mar. 2001

Morgan Stanley Charter Series
(formerly, Morgan Stanley Dean Witter Charter Series)

Notes to Financial Statement--(Continued)


Charter Graham

                      Net unrealized Gains/
                   (Losses) on Open Contracts   Longest Maturities
                  ----------------------------- -------------------
                              Off-                          Off-
                  Exchange- Exchange-           Exchange- Exchange-
             Year  Traded    Traded     Total    Traded    Traded
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2001 1,017,777 (151,669)   866,108 June 2003 Mar. 2002
             2000 3,043,579  371,921  3,415,500 June 2002 Mar. 2001

Charter Millburn

                     Net unrealized Gains/
                   (Losses) on Open Contracts   Longest Maturities
                 ------------------------------ -------------------
                              Off-                          Off-
                 Exchange-  Exchange-           Exchange- Exchange-
            Year  Traded     Traded     Total    Traded    Traded
            ---- ---------  --------- --------- --------- ---------
                     $          $         $
            2001  (221,988) 1,656,718 1,434,730 Mar. 2002 Mar. 2002
            2000 2,734,201  2,236,640 4,970,841 June 2001 Mar. 2001

Charter Welton

                      Net unrealized Gains/
                   (Losses) on Open Contracts   Longest Maturities
                  ----------------------------- -------------------
                              Off-                          Off-
                  Exchange- Exchange-           Exchange- Exchange-
             Year  Traded    Traded     Total    Traded    Traded
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2001   126,045    --       126,045 Sep. 2002    --
             2000 3,301,439    --     3,301,439 Sep. 2001    --

The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.

Morgan Stanley Charter Series
(formerly, Morgan Stanley Dean Witter Charter Series)

Notes to Financial Statement--(Continued)


The Partnerships also have credit risk because Morgan Stanley DW, MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $42,535,750 and $36,814,946 for Charter MSFCM, $46,265,281 and $29,613,940 for Charter Graham, $28,185,811
and $27,814,504 for Charter Millburn, and $17,452,742 and $22,915,542 for
Charter Welton at December 31, 2001 and 2000, respectively. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

5. Financial Highlights

Charter MSFCM

                                                      PER UNIT:
                                                      ---------
                 NET ASSET VALUE, JANUARY 1, 2001:     $17.50
                                                       ------
                 NET OPERATING RESULTS:
                   Realized Profit                       2.60
                   Unrealized Loss                      (2.19)
                   Interest Income                       0.63
                   Expenses                             (1.62)
                                                       ------
                   Net Loss                             (0.58)
                                                       ------
                 NET ASSET VALUE, DECEMBER 31, 2001:   $16.92
                                                       ======

                   Expense Ratio                          9.3 %
                   Net Loss Ratio                        (3.6)%
                 TOTAL RETURN:                           (3.3)%

Morgan Stanley Charter Series
(formerly, Morgan Stanley Dean Witter Charter Series)

Notes to Financial Statement--(Concluded)


Charter Graham

                                                      PER UNIT:
                                                      ---------
                 NET ASSET VALUE, JANUARY 1, 2001:     $12.55
                                                       ------
                 NET OPERATING RESULTS:
                   Realized Profit                       3.56
                   Unrealized Loss                      (0.93)
                   Interest Income                       0.45
                   Expenses                             (1.86)
                                                       ------
                   Net Income                            1.22
                                                       ------
                 NET ASSET VALUE, DECEMBER 31, 2001:   $13.77
                                                       ======

                   Expense Ratio                         13.8%
                   Net Income Ratio                       8.8%
                 TOTAL RETURN:                            9.7%

Charter Millburn

                                                     PER UNIT:
                                                     ---------

                 NET ASSET VALUE, JANUARY 1, 2001:    $10.40
                                                      ------
                 NET OPERATING RESULTS:
                    Realized Profit                     0.52
                    Unrealized Loss                    (1.15)
                    Interest Income                     0.37
                    Expenses                           (0.91)
                                                      ------
                    Net Loss                           (1.17)
                                                      ------

                 NET ASSET VALUE, DECEMBER 31, 2001:  $ 9.23
                                                      ======

                    Expense Ratio                        9.0 %
                    Net Loss Ratio                     (11.7)%
                 TOTAL RETURN:                         (11.3)%

Charter Welton

                                                     PER UNIT:
                                                     ---------

                 NET ASSET VALUE, JANUARY 1, 2001:    $ 8.20
                                                      ------
                 NET OPERATING RESULTS:
                    Realized Profit                     0.51
                    Unrealized Loss                    (1.20)
                    Interest Income                     0.29
                    Expenses                           (0.67)
                                                      ------
                    Net Loss                           (1.07)
                                                      ------

                 NET ASSET VALUE, DECEMBER 31, 2001:  $ 7.13
                                                      ======

                    Expense Ratio                        9.2 %
                    Net Loss Ratio                     (15.4)%
                 TOTAL RETURN:                         (13.0)%

6. Legal Matters

In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Annual Report for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

[LOGO] Morgan Stanley                                              PRESORTED
c/o Morgan Stanley Trust Company,                               FIRST CLASS MAIL
Attention: Managed Futures, 7th Floor,                            U.S. POSTAGE
Harborside Financial Center, Plaza Two                                PAID
Jersey City, NJ 07311-3977                                         PERMIT #374
                                                                  LANCASTER, PA
ADDRESS SERVICE REQUESTED

[LOGO] printed on recycled paper