Form 10-Q
period 2002-03-31
MORGAN STANLEY CHARTER WELTON LP
filed 2002-05-14
CIK 1066657

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-25607

	MORGAN STANLEY CHARTER WELTON L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4018063
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
825 Third Ave., 8th Floor, New York, NY  		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

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

	MORGAN STANLEY CHARTER WELTON L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................16-29

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 30

Item 2.	Changes in Securities and Use of Proceeds...........30-31

Item 6.	Exhibits and Reports on Form 8-K....................31-32












PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	  March 31,	     December 31,
                                     2002      	       2001
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	14,654,641	17,326,697

	Net unrealized gain on open contracts (MS & Co.) 	938,666	602,122
	Net unrealized loss on open contracts (MSIL)	      (91,807)	(476,077)

	Total net unrealized gain on open contracts	846,859	126,045

	Net option premiums	    (532,051)	   (185,228)

	     Total Trading Equity	14,969,449	17,267,514

Subscriptions receivable	215,450	      75,500
Interest receivable (Morgan Stanley DW)	       22,849	      28,300

	     Total Assets	15,207,748	 17,371,314

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	401,318	586,655
	Accrued brokerage fees (Morgan Stanley DW)	81,176	     102,343
	Accrued management fees	      23,193	       29,240

	     Total Liabilities	    505,687	    718,238

Partners' Capital

	Limited Partners (2,205,379.902 and
	  2,303,418.240 Units, respectively)	14,489,247	16,422,138
	General Partner (32,392.072 Units)	     212,814	     230,938

	     Total Partners' Capital	14,702,061	16,653,076

	     Total Liabilities and Partners' Capital	 15,207,748	17,371,314

NET ASSET VALUE PER UNIT	           6.57	            7.13

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	(1,723,839)	1,400,749
		Net change in unrealized	      720,814	  (1,595,700)

			Total Trading Results 	(1,003,025)	(194,951)

	Interest Income (Morgan Stanley DW)	        69,032	      299,214

			Total  	    (933,993)	      104,263


EXPENSES

	Brokerage fees (Morgan Stanley DW)	272,675	377,037
	Management fees	       77,908	      107,725

			Total 	     350,583	      484,762


NET LOSS	(1,284,576)	    (380,499)



NET LOSS ALLOCATION

	Limited Partners	(1,266,452)	(375,706)
	General Partner	(18,124)	(4,793)


NET LOSS PER UNIT

	Limited Partners                       (.56)                            (.15)
	General Partners                      (.56)                            (.15)





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	2,721,208.293	22,043,879	265,562	22,309,441

Offering of Units	168,399.955	1,304,765	      -       	1,304,765

Net Loss	-	(375,706)	(4,793)	(380,499)

Redemptions	    (113,281.725)	   (883,165)	      -       	  (883,165)

Partners' Capital,
   March 31, 2001	  2,776,326.523	22,089,773	260,769	22,350,542





Partners' Capital,
   December 31, 2001	2,335,810.312	16,422,138	230,938	16,653,076

Offering of Units	96,073.763	640,987	-	640,987

Net Loss	-	(1,266,452)	(18,124)	(1,284,576)

Redemptions	(194,112.101)	(1,307,426)	       -       	(1,307,426)

Partners' Capital,
	March 31, 2002	2,237,771.974	14,489,247	  212,814	14,702,061









The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,284,576)	(380,499)
Noncash item included in net loss:
		Net change in unrealized	(720,814)	1,595,700

Decrease in operating assets:
		Net option premiums	346,823	101,918
		Interest receivable (Morgan Stanley DW)	5,451	15,587

Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(21,167)	2,363
		Accrued management fees	       (6,047)	           675

Net cash provided by (used for) operating activities	(1,680,330)	 1,335,744


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	640,987	1,304,765
Increase in subscriptions receivable	(139,950)	 (48,585)
Decrease in redemptions payable	(185,337)	(437,012)
Redemptions of Units	(1,307,426)	    (883,165)

Net cash used for financing activities	   (991,726)	      (63,997)

Net increase (decrease) in cash	(2,672,056)	1,271,747

Balance at beginning of period	17,326,697	19,614,103

Balance at end of period	14,654,641	20,885,850





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Welton L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Welton L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter MSFCM L.P.

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Mar. 31, 2002	846,859	-	846,859	Dec. 2002	-
Dec. 31, 2001	126,045	-		126,045	Sep. 2002	-

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

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $15,501,500 and $17,452,742 at March 31, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $933,993 and posted a decrease in net asset value per Unit. The most significant losses of approximately 7.2% were recorded in the currency markets primarily during February from previously established short positions in the euro when prices strengthened relative to the U.S. dollar on weak U.S. equity markets and improving European confidence. Additional losses were recorded in March when the value of the euro experienced short-term volatile movements. Slighter losses of approximately 4.1% were recorded in the global index futures markets predominately in January from short positions in U.S. stock indices when prices rallied early in the month behind a stronger than expected forecast for economic recovery. Additional losses occurred in February from Hang Seng Index futures positions when prices moved without trend. Losses were partially offset by gains of approximately 3.5% recorded in the energy markets during March from previously established long positions in crude oil futures when prices continued trending higher on supply concerns and Middle East tensions. Gains of approximately 1.4% were also recorded in the metals markets principally in February and March from previously established long positions in gold when prices trended higher following weak equity markets attributable to profit warnings, accounting concerns, and Middle East tensions. Gains of approximately 1.1% were recorded in the global interest rate futures markets mostly during March from short positions when German interest rate futures prices fell in response to the European Central Bank's decision to leave rates unchanged and expectations of an accelerated global economic recovery. Total expenses for the three months ended March 31, 2002 were $350,583, resulting in a net loss of $1,284,576. The net asset value of a Unit decreased from $7.13 at December 31, 2001 to $6.57 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $104,263 and after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 6.9% were recorded primarily during January in the energy markets from long positions in natural gas futures as prices reversed their previous sharp upward trend amid bearish inventory data and forecasts for warmer weather. Additional losses were recorded during February from short futures positions in crude oil and its related products as prices reversed higher amid cold weather forecasts, anticipated OPEC production cuts and a tightening in supplies. In the metals markets, losses of approximately 1.5% were recorded during February and March from trading gold futures as prices moved without consistent direction. Smaller losses were recorded primarily during February from long aluminum futures positions as prices moved lower pressured by the decline in the U.S. equities market and concerns over demand. In the livestock markets, losses of approximately 0.9% were recorded during February from short lean hog futures positions as prices rallied sharply higher. Smaller losses of approximately 0.7% were experienced in the agricultural markets primarily during January from long soybean meal futures positions as prices moved lower due to favorable South American weather. These losses were partially offset by gains of approximately 9.5% recorded throughout the quarter in the global interest rate futures markets primarily from long positions in Japanese government bond futures as prices moved higher during the quarter amid weak Japanese stock prices and disappointing economic data in that country. Additional profits were recorded during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve in early January and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. In the soft commodities markets, gains of approximately 1.2% were recorded primarily during February from short cotton futures positions as cotton prices declined on weak export sales and low demand. Total expenses for the three months ended March 31, 2001 were $484,762, resulting in a net loss of $380,499. The net asset value of a Unit decreased from $8.20 at December 31, 2000 to $8.05 at March 31, 2001.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $15 million and $22 million, respectively.

	Primary Market          March 31, 2002	   March 31, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

Interest Rate	(3.14)%	(3.52)%
     Currency		(2.82)	(2.30)
     Equity	(1.04)	-
     Commodity	(2.19)	(0.61)
     Aggregate Value at Risk	(4.83)%	(4.90)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High       Low       Average
Interest Rate	(3.14)%	(1.57)%	(2.42)%

Currency	(2.82)	(0.68)	(1.61)

Equity	(1.47)	(0.45)	(0.89)

Commodity	(2.19)	(1.01)	(1.51)

Aggregate Value at Risk	(4.83)%	(2.13)%	(3.42)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2002 and 2001 and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 66% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2002 was to the global interest rate complex. Exposure was primarily spread across the Japanese, European, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency exposure at March 31, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2002, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The primary equity exposure at March 31, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2002, the Partnership's primary exposures were to the S&P 500 (U.S.), Hang Seng (China), and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of precious metals, such as gold, and base metals, such as nickel and aluminum.
Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balance at March 31, 2002 was Japanese yen.
The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 1.  LEGAL PROCEEDINGS
None.

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

Through March 31, 2002, 3,987,681.365 Units were sold, leaving
5,012,318.635 Units unsold. The aggregate price of the Units sold through March 31, 2002 was $34,572,143.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated April
25, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on May 8, 2002.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-60097) filed with the Securities and Exchange
Commission on July 29, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Welton L.P.), is
incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-25607) filed with the
Securities and Exchange Commission on November 6, 2001.
10.01	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter and Welton Investment
Corporation, is incorporated by reference to Exhibit
10.01 of the Partnership's Quarterly Report on Form 10-Q
(File No. 0-25607) filed with the Securities and Exchange
Commission on May 17, 1999.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by referenced to Exhibit B of the Partnership's Prospectus dated April 25 2002, filed with the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on May 8, 2002.

10.03	Amended and Restated Escrow Agreement, dated as of
October 11, 2000, among the Partnership, Morgan Stanley
Charter Graham L.P., Morgan Stanley Charter Millburn
L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley
DW and The Chase Manhattan Bank is incorporated by
reference to Exhibit 10.04 of the Partnership's Post-
Effective Amendment No. 3 to the Registration Statement
on Form S-1 (File No. 333-91567) filed with the
Securities and Exchange Commission on March 30, 2001.
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of November
13, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-25607) filed
with the Securities and Exchange Commission on November
6, 2001.
10.05	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership's Form
8-K (File No. 0-25607) filed with the Securities and
Exchange Commission on November 6, 2001.
10.06	Customer Agreement between the Partnership and MSIL,
dated as of November 6, 2000, is incorporated by
reference to Exhibit 10.04 of the Partnership's Form 8-K
(File No. 0-25607) filed with the Securities and Exchange Commission on November 6, 2001.
10.07	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of August 30, 1999,
is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-25607) filed with the Securities and Exchange Commission on November 6, 2001.
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus dated April 25, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended,
on May 8, 2002.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-25607)
filed with the Securities and Exchange Commission on
November 6, 2001.
 (B)	  Reports on Form 8-K. - None.

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




                        Morgan Stanley Charter Welton L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 14, 2002            By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.