Form 10-Q
period 2002-06-30
MORGAN STANLEY CHARTER WELTON LP
filed 2002-08-14
CIK 1066657

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

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

Registrant's telephone number, including area code (201) 209-8400



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


	MORGAN STANLEY CHARTER WELTON L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-36

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................37

Item 2.	Changes in Securities and Use of Proceeds...........37-38

Item 6.	Exhibits and Reports on Form 8-K....................38-40


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                2002      	       2001
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	14,977,633	17,326,697

	Net unrealized gain on open contracts (MS & Co.) 	1,293,192	602,122
	Net unrealized loss on open contracts (MSIL)	   (100,243)	(476,077)

	Total net unrealized gain on open contracts	1,192,949	126,045

	Net option premiums	   (212,614)	   (185,228)

	     Total Trading Equity	15,957,968	17,267,514

Subscriptions receivable	171,500	      75,500
Interest receivable (Morgan Stanley DW)	       22,015	      28,300

	     Total Assets	16,151,483	 17,371,314

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	428,535	586,655
	Accrued brokerage fees (Morgan Stanley DW)	78,606	     102,343
	Accrued management fees	       23,291	       29,240

	     Total Liabilities	     530,432	    718,238

Partners' Capital

	Limited Partners (2,111,380.462 and
	  2,303,418.240 Units, respectively)	15,385,020	16,422,138
	General Partner (32,392.072 Units)	      236,031	     230,938

	     Total Partners' Capital	 15,621,051	16,653,076

	     Total Liabilities and Partners' Capital	 16,151,483	17,371,314


NET ASSET VALUE PER UNIT	            7.29	            7.13

The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	1,467,017	(2,179,264)
		Net change in unrealized	      346,090	  (1,682,314)

			Total Trading Results 	1,813,107	(3,861,578)

	Interest income (Morgan Stanley DW)	       66,136	      206,616

			Total  	  1,879,243	  (3,654,962)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	247,947	357,281
	Management fees	        72,558	      102,080

			Total 	      320,505	      459,361


NET INCOME (LOSS)	   1,558,738	 (4,114,323)



NET INCOME (LOSS) ALLOCATION

	Limited Partners	1,535,521	(4,066,206)
	General Partner	23,217	(48,117)


NET INCOME (LOSS) PER UNIT

	Limited Partners	0.72	(1.49)
	General Partner	0.72	(1.49)



	The accompanying notes are an integral part of these financial statements.

<table>	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	(256,822)	(778,515)
		Net change in unrealized	    1,066,904	 (3,278,014)

			Total Trading Results 	810,082	(4,056,529)

	Interest income (Morgan Stanley DW)	      135,168	      505,830

			Total  	      945,250	  (3,550,699)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	520,622	734,318
	Management fees	      150,466	      209,805

			Total 	      671,088	      944,123


NET INCOME (LOSS)	       274,162	 (4,494,822)



NET INCOME (LOSS) ALLOCATION

	Limited Partners	269,069	(4,441,912)
	General Partner	5,093	(52,910)


NET INCOME (LOSS) PER UNIT

	Limited Partners	0.16	(1.64)
	General Partner	0.16	(1.64)



	The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	2,721,208.293	22,043,879	265,562	22,309,441

Offering of Units	303,417.264	2,232,142	      -      	2,232,142

Net Loss	-	(4,441,912)	(52,910)	(4,494,822)

Redemptions	    (296,883.817)	   (2,139,273)	      -       	  (2,139,273)

Partners' Capital,
   June 30, 2001	  2,727,741.740	17,694,836	212,652	17,907,488





Partners' Capital,
   December 31, 2001	2,335,810.312	16,422,138	230,938	16,653,076

Offering of Units	177,035.395	1,189,137	      -      	1,189,137

Net Income	-	269,069	5,093	274,162

Redemptions	  (369,073.173)	(2,495,324)	      -      	(2,495,324)

Partners' Capital,
	June 30, 2002	2,143,772.534	15,385,020	  236,031	15,621,051









The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	274,162	(4,494,822)
Noncash item included in net income (loss):
		Net change in unrealized	(1,066,904)	3,278,014

Decrease in operating assets:
		Net option premiums	27,386	357,119
		Interest receivable (Morgan Stanley DW)	6,285	50,808

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(23,737)	(8,403)
		Accrued management fees	      (5,949)	      (2,401)

Net cash used for operating activities	      (788,757)	  (819,685)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	1,189,137	2,232,142
Increase in subscriptions receivable	(96,000)	(64,334)
Decrease in redemptions payable	(158,120)	(233,006)
Redemptions of Units	  (2,495,324)	 (2,139,273)

Net cash used for financing activities	  (1,560,307)	    (204,471)

Net decrease in cash	(2,349,064)	(1,024,156)

Balance at beginning of period	 17,326,697	19,614,103

Balance at end of period	 14,977,633	18,589,947




	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. Welton Investment Corporation (the "Trading Advisor") is the trading advisor to the Partnership.

Effective June 20, 2002 Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Jun. 30, 2002	1,192,949	-	1,192,949	Mar. 2003	-
Dec. 31, 2001	126,045	-		126,045	Sep. 2002	-

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $16,170,582 and $17,452,742 at June 30, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, events, or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

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

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $1,879,243 and posted an increase in net asset value per Unit. The most significant gains of approximately 16.7% were recorded in the currency markets throughout the quarter from previously established long positions in the euro and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity, and weak U.S. economic data. Additional gains of approximately 7.9% were recorded in the global interest rate futures markets primarily during June from long positions in European and Japanese interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership's gains was offset by losses of approximately 7.2% recorded in the energy markets primarily during May from previously established long futures positions in crude oil and its related products as prices reversed lower on supply and demand concerns. Additional losses were recorded in natural gas futures primarily during June from short positions as prices moved higher amid supply and demand concerns and warmer than normal temperatures across most of the U.S. Losses of approximately 4.2% were recorded in the global stock index futures markets from positions in Japanese and U.S. index futures as prices fluctuated without consistent direction over geopolitical concerns and uncertainty regarding a global economic recovery. Total expenses for the three months ended June 30, 2002 were $320,505, resulting in net income of $1,558,738. The net asset value of a Unit increased from $6.57 at March 31, 2002 to $7.29 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $945,250 and posted an increase in net asset value per Unit. The most significant gains of approximately 9.1% were recorded in the global interest rate futures markets primarily during June from long positions in European and Japanese interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Additional gains of approximately 8.3% were recorded in the currency markets from previously established long positions in the euro and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar throughout the second quarter amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. A portion of the Partnership's gains was offset by losses of approximately 8.2% recorded in the global stock index futures markets from positions in Japanese and U.S. index futures as prices fluctuated without consistent direction from January to June over geopolitical concerns and uncertainty regarding a global economic recovery. Losses of approximately 3.9% were recorded in the energy markets primarily during May from previously established long futures positions in crude oil and its related products as prices moved lower on supply and demand concerns. Total expenses for the six months ended June 30, 2002 were $671,088, resulting in net income of $274,162. The net asset value of a Unit increased from $7.13 at December 31, 2001 to $7.29 at June 30, 2002.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $3,654,962 and posted a decrease in net asset value per Unit. The most significant losses of approximately 6.4% were recorded in the global interest rate futures markets primarily during late June from long positions in German interest rate futures as bond prices moved lower due to weakness in the euro, gains in the equity markets and a smaller cut in U.S. interest rates than expected. Additional losses were incurred during late June from long positions in U.S. interest rate futures as prices dropped on the reduced chance of further aggressive interest rate cuts by the U.S. Federal Reserve, following its 0.25% cut after the Federal Open Market Committee meeting. In the currency markets, losses of approximately 6.0% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher relative to the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to revive that country's ailing economy. In the metals markets, losses of approximately 2.6% were recorded during late May from long positions in gold futures as gold prices reversed sharply lower, after spiking higher earlier in the month, following the return of more bearish sentiment regarding the outlook for the U.S. economy. Additional losses of approximately 2.6% were incurred in the energy markets during early April from short futures positions in crude oil and heating oil as prices moved higher on supply concerns amid refinery production problems.
Total expenses for the three months ended June 30, 2001 were $459,361, resulting in a net loss of $4,114,323. The net asset value of a Unit decreased from $8.05 at March 31, 2001 to $6.56 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $3,550,699 and posted a decrease in net asset value per Unit. The most significant losses of approximately 9.4% were recorded in the energy markets primarily during February from short futures positions in crude oil and its related products as prices reversed higher amid cold weather forecasts, anticipated OPEC production cuts and a tightening in supplies. Additional losses were recorded during January from long positions in natural gas futures as prices declined, reversing their previous sharp upward trend amid bearish inventory data and forecasts for warmer weather. In the currency markets, losses of approximately 6.6% were recorded primarily during January and February from trading the euro relative to the Japanese yen due to short-term volatility as a result of conflicting economic signals and a surprise cut in the discount rate by the Bank of Japan. In the metals markets, losses of approximately 4.0% were incurred primarily during April and early May from short gold futures positions as prices climbed higher on weakness in the U.S. dollar. Smaller losses of 1.6% were recorded in the agricultural markets during February from short lean hog futures positions as prices rallied sharply higher, and during January from long soybean meal futures positions as prices moved lower due to favorable South American weather. These losses were partially offset by gains of approximately 2.5% recorded throughout the first quarter in the global interest rate futures markets primarily from long positions in Japanese government bond futures as prices moved higher amid weak Japanese stock prices and disappointing economic data in that country. Additional profits were recorded during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve in early January. In the soft commodities markets, gains of approximately 1.2% were recorded primarily during February from short cotton futures positions as cotton prices declined on weak export sales and low demand.
Total expenses for the six months ended June 30, 2001 were $944,123, resulting in a net loss of $4,494,822. The net asset value of a Unit decreased from $8.20 at December 31, 2000 to $6.56 at June 30, 2001.

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

In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $16 million and $18 million, respectively.

	Primary Market           June 30, 2002      June 30, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

Interest Rate	(3.32)%	(2.71)%
     Currency		(2.63)	(3.09)
     Equity	(0.47)	(0.63)
     Commodity	(0.89)	(1.17)
     Aggregate Value at Risk	(4.59)%	(4.40)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High       Low       Average
Interest Rate	(3.32)%	(1.57)%	(2.57)%

Currency	(3.10)	(1.74)	(2.43)

Equity	(1.47)	(0.47)	(0.89)

Commodity	(2.19)	(0.89)	(1.45)

Aggregate Value at Risk	(4.59)%	(3.52)%	(4.06)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2002 and 2001 and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 72% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2002 was to the global interest rate complex. Exposure was primarily spread across the Japanese, European, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The

Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2002 was to the currency sector. The Partnership's currency exposure at June 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The primary equity exposure at June 30, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's primary exposures were to the S&P 500 (U.S.) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. At June 30, 2002, the Partnership's energy exposure was primarily to futures contracts in the natural gas markets. Price movements in the energy markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's metals exposure at June 30, 2002 was to fluctuations in the price of precious metals, such as gold, and base metals, such as nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balance at June 30, 2002 was in Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership initially registered 3,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on November 6, 1998 (SEC File Number 333-60097).

The Partnership registered an additional 6,000,000 Units pursuant to a new Registration Statement on Form S-1, which became effective on March 27, 2000 (SEC File Number 333-91567).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are sold continuously at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through June 30, 2002, 4,068,642.997 Units were sold, leaving
4,931,357.003 Units unsold. The aggregate price of the Units sold through June 30, 2002 was $35,120,293.

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
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated July
29, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on August 12, 2002.
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
Attorney to be executed by each purchaser of Units is incorporated by referenced to Exhibit B of the Partnership's Prospectus dated July 29, 2002, filed with the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on August 12, 2002.

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
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the Partnership's Prospectus dated July 29, 2002, filed with the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on August 12, 2002.

10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-25603)
filed with the Securities and Exchange Commission on
November 6, 2001
99.01	Certification of Periodic Financial Reports.
(B)	  Reports on Form 8-K. - None.

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




                        Morgan Stanley Charter Welton L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2002         By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Welton L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the
Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Robert E. Murray


Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Welton L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 14, 2002