Form 10-Q
period 2002-09-30
MORGAN STANLEY CHARTER WELTON LP
filed 2002-11-13
CIK 1066657

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-25607

	MORGAN STANLEY CHARTER WELTON L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4018063
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center
Plaza Two, 1st Floor, Jersey City, NJ	 		    07311
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code (201) 209-8400

825 Third Ave., 8th Floor, New York, NY  10022

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

	September 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited) ...................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-36

Item 4.	Controls and Procedures.............................36-37

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................38

Item 2.	Changes in Securities and Use of Proceeds...........38-39

Item 5.	Other Information...................................39-41

Item 6.	Exhibits and Reports on Form 8-K....................41-43


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF FINANCIAL CONDITION

<caption>	 September 30,	     December 31,
                                            2002      	       2001
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	14,657,775 	17,326,697

	Net unrealized gain on open contracts (MS & Co.) 	810,376 	602,122
	Net unrealized loss on open contracts (MSIL)	       (254,781) 	   (476,077)

	Total net unrealized gain on open contracts	555,595 	126,045

	Net option premiums	       (249,138)	   (185,228)

	     Total Trading Equity	14,964,232 	17,267,514

Subscriptions receivable	 106,067	      75,500
Interest receivable (Morgan Stanley DW)	          21,699	      28,300

	     Total Assets	    15,091,998	 17,371,314

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	1,056,509 	586,655
	Accrued brokerage fees (Morgan Stanley DW)	 84,056	     102,343
	Accrued management fees	         24,906	       29,240

	     Total Liabilities	    1,165,471	    718,238

Partners' Capital

	Limited Partners (1,896,256.414 and
	    2,303,418.240 Units, respectively)	13,692,628 	16,422,138
	General Partner (32,392.072 Units)	       233,899	     230,938

	     Total Partners' Capital	  13,926,527	16,653,076

	     Total Liabilities and Partners' Capital	   15,091,998	17,371,314

NET ASSET VALUE PER UNIT	             7.22	            7.13

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	777,452 	(946,200)
		Net change in unrealized	      (637,354)	  2,367,208

			Total Trading Results 	140,098	1,421,008

	Interest income (Morgan Stanley DW)	         70,029	      159,742

			Total  	       210,127	  1,580,750


EXPENSES

	Brokerage fees (Morgan Stanley DW)	259,286	315,551
	Management fees	         76,826	       90,158

			Total 	       336,112	      405,709


NET INCOME (LOSS)	      (125,985)	  1,175,041



NET INCOME (LOSS) ALLOCATION

	Limited Partners	(123,853)	1,160,858
	General Partner	(2,132)	14,183


NET INCOME (LOSS) PER UNIT

	Limited Partners	(0.07)	0.44
	General Partner	(0.07)	0.44




	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	      2002   	       2001
	     $	     $
REVENUES
	Trading profit (loss):
		Realized	520,630	(1,724,715)
		Net change in unrealized	       429,550	    (910,806)

			Total Trading Results 	950,180	(2,635,521)

	Interest income (Morgan Stanley DW)	       205,197	      665,572

			Total  	    1,155,377	  (1,969,949)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	779,908	1,049,869
	Management fees	       227,292	      299,963

			Total 	    1,007,200	   1,349,832


NET INCOME (LOSS)	       148,177	 (3,319,781)



NET INCOME (LOSS) ALLOCATION

	Limited Partners	145,216	(3,281,054)
	General Partner	2,961	(38,727)


NET INCOME (LOSS) PER UNIT

	Limited Partners	0.09	(1.20)
	General Partner	0.09 	(1.20)




	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	2,721,208.293	22,043,879	265,562	22,309,441

Offering of Units	357,361.593	2,601,146	      -      	2,601,146

Net Loss	-	(3,281,054)	(38,727)	(3,319,781)

Redemptions	   (510,011.877)	 (3,603,737)	        -       	(3,603,737)

Partners' Capital,
   September 30, 2001	  2,568,558.009	17,760,234	    226,835	17,987,069





Partners' Capital,
   December 31, 2001	2,335,810.312	16,422,138	230,938	16,653,076

Offering of Units	232,754.483	1,596,163	-     	1,596,163

Net Income	-	145,216	2,961	148,177

Redemptions	    (639,916.309)	   (4,470,889)	         -    	   (4,470,889)

Partners' Capital,
	September 30, 2002	    1,928,648.486	   13,692,628	   233,899	   13,926,527









The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	148,177	(3,319,781)
Noncash item included in net income (loss):
		Net change in unrealized	(429,550)	910,806

Decrease in operating assets:
		Net option premiums	63,910	111,405
		Interest receivable (Morgan Stanley DW)	6,601	63,106

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	(18,287)	(13,175)
		Accrued management fees	          (4,334)	        (3,764)

Net cash used for operating activities	      (233,483)	 (2,251,403)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	1,596,163	2,601,146
(Increase) decrease in subscriptions receivable	(30,567)	234,450
Increase (decrease) in redemptions payable	469,854	(326,309)
Redemptions of Units	      (4,470,889)	 (3,603,737)

Net cash used for financing activities	      (2,435,439)	 (1,094,450)

Net decrease in cash	(2,668,922)	(3,345,853)

Balance at beginning of period	     17,326,697	19,614,103

Balance at end of period	     14,657,775	16,268,250





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. Welton Investment Corporation (the "Trading Advisor") is the trading advisor to the Partnership.

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

The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
	Net Unrealized Gains
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Sep. 30, 2002	555,595	-	555,595	Jun. 2003	-
Dec. 31, 2001	126,045	-		126,045	Sep. 2002	-

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $15,213,370 and $17,452,742 at September 30, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency

MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, demands, commitments, events, or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $210,127 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 15.2% stemmed from the currency markets during July, as previously established long positions in the Japanese yen, Swiss franc, and euro weakened against the dollar due to the emphasis on a "strong dollar" policy by the Bush Administration, and again during August and September, due to the persistence of trendless price activity. Additional losses of approximately 2.5% were recorded in the metals markets from short positions in nickel futures as prices reversed higher amid supply and demand concerns. The most significant gains of approximately 18.4% were recorded in the global interest rate futures markets from previously established long positions in U.S., European, and

Japanese interest rate futures, as prices trended higher throughout the quarter due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Additional gains of approximately 0.8% were recorded in the energy futures markets, primarily during September from long futures positions in natural gas as prices trended higher due the disruption of output in the Gulf of Mexico because of Hurricane Isidore. Total expenses for the three months ended September 30, 2002 were $336,112, resulting in a net loss of $125,985. The net asset value of a Unit decreased from $7.29 at June 30, 2002 to $7.22 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $1,155,377 and posted an increase in net asset value per Unit.
The most significant gains of approximately 29.2% were recorded in the global interest rate futures markets from long positions in Japanese, U.S., and European interest rate futures as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. A portion of the Partnership's overall gains was offset by losses of approximately 8.2% in the currency markets from previously established long positions in Japanese yen relative to the U.S dollar and Japanese yen/euro cross-rate positions as the value of the yen reversed lower versus most major currencies amid renewed concerns regarding Japan's economic woes. Losses of approximately 8.0% were recorded in the global stock index futures markets from positions in Japanese and U.S. stock index futures as prices fluctuated without consistent direction from January to June over geopolitical concerns and uncertainty regarding a global economic recovery. Additional losses of approximately 3.1% were recorded in the energy markets, primarily during the second quarter, from previously established long positions in crude oil futures and its related products as prices moved lower amid supply and demand concerns. Total expenses for the nine months ended September 30, 2002 were $1,007,200, resulting in net income of $148,177. The net asset value of a Unit increased from $7.13 at December 31, 2001 to $7.22 at September 30, 2002.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,580,750 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.0% were recorded in the global interest rate futures markets primarily during

August and September from long positions in short-term U.S. and European interest rate futures as prices trended higher following interest rate cuts by the U.S. Federal Reserve and as investors sought the safe haven of shorter maturity fixed income investments. In the metals markets, gains of approximately 2.5% were recorded primarily during July and September from short positions in nickel and aluminum futures as base metal prices declined on increased supplies and waning demand prompted by weak U.S. economic data. These gains were partially offset by losses of approximately 2.6% recorded in the currency markets primarily during late September from long positions in the Japanese yen as its value reversed lower relative to the U.S. dollar following surprise interventions by the Bank of Japan. Smaller losses of approximately 1.7% were recorded during July and August in the energy markets from short positions in crude oil futures as prices reversed higher due to a drop in crude oil inventories, an OPEC production cut and growing tensions in the Middle East. Total expenses for the three months ended September 30, 2001 were $405,709, resulting in net income of $1,175,041. The net asset value of a Unit increased from $6.56 at June 30, 2001 to $7.00 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading losses, net of interest income, of $1,969,949 and posted a decrease in net asset value per Unit. The most significant losses of approximately 10.9% were recorded in the energy markets primarily during February from short futures positions in crude oil and its related products as prices reversed higher amid cold weather forecasts, anticipated OPEC production cuts and a tightening in supplies. Additional losses were experienced during July and August from short positions as oil prices reversed higher due to a drop in crude oil inventories, an OPEC production cut and growing tensions in the Middle East. In the currency markets, losses of approximately 9.0% were recorded primarily during January and February from cross-rate transactions involving the euro relative to the Japanese yen due to short-term volatility as a result of conflicting economic signals and a surprise cut in the discount rate by the Bank of Japan. Additional currency losses were experienced during late September from long positions in the Japanese yen as its value reversed lower relative to the U.S. dollar following surprise interventions by the Bank of Japan. Smaller losses of approximately 1.7% were recorded in the metals markets primarily during April and early May from short gold futures positions as prices climbed higher on weakness in the U.S. dollar. These losses were partially offset by gains of approximately 12.8% recorded in the global interest rate futures markets primarily during August and September from long positions in short-term U.S. interest rate futures as prices trended higher following interest rate cuts by the U.S. Federal Reserve and as investors sought the safe haven of shorter maturity fixed income investments. In the soft commodities markets, profits of approximately 1.1% were recorded primarily during February from short cotton futures positions as cotton prices declined on weak export sales and low demand. Total expenses for the nine months ended September 30, 2001 were $1,349,832, resulting in a net loss of $3,319,781. The net asset value of a Unit decreased from $8.20 at December 31, 2000 to $7.00 at September 30, 2001.


















       Item 3.  	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001. At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $14 million and $18 million, respectively.

 Primary Market           September 30, 2002   September 30, 2001
 Risk Category	             Value at Risk	     Value at Risk

 Currency		(2.09)% 	(1.74)%
 Interest Rate	 (2.04)	(2.26)
 Equity	 (0.36)	(0.61)
 Commodity	 (1.72)	(1.71)
 Aggregate Value at Risk	 (3.51)%	(3.84)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2001 through September 30, 2002.

Primary Market Risk Category        High       Low       Average
Currency	(3.10)% 	(2.09)% 	(2.52)%

Interest Rate	(3.32) 	(1.57) 	(2.52)

Equity	(1.47) 	(0.36) 	(0.83)

Commodity	(2.19) 	(0.89) 	(1.45)

Aggregate Value at Risk	(4.59)% 	(3.51)% 	(3.98)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2002 and 2001 and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 86% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at September 30, 2002 was to the currency sector. The Partnership's currency exposure at September 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2002, the Partnership's exposure was mostly to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure of the Partnership at September 30, 2002 was to the global interest rate complex. The exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the

U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries' interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The primary equity exposure at September 30, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's primary exposures were to the S&P 500 (U.S.) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. At September 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2002 was to fluctuations in the price of precious metals, such as gold, and base metals, such as nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balance at September 30, 2002 was in Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.	CONTROLS AND PROCEDURES
  (a)	As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

  (b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Through September 30, 2002, 4,124,362.085 Units were sold, leaving 4,875,637.915 Units unsold. The aggregate price of the Units sold through September 30, 2002 was $35,527,319.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus included as part of the above referenced Registration Statement.


Item 5.   OTHER INFORMATION
Changes in Management
The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray, however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated July
29, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on August 12, 2002.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File
No. 333-60097) filed with the Securities and Exchange
Commission on July 29, 1998.

3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Welton L.P.), is
incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-25607) filed with the Securities and Exchange Commission on November 6, 2001.
10.01	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter and Welton Investment
Corporation, is incorporated by reference to Exhibit
10.01 of the Partnership's Quarterly Report on Form 10-Q
(File No. 0-25607) filed with the Securities and Exchange Commission on May 17, 1999.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units, is incorporated by referenced to Exhibit B of the
Partnership's Prospectus, dated July 29, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended,
on August 12, 2002.
10.03	Amended and Restated Escrow Agreement, dated as of
October 11, 2000, among the Partnership, Morgan Stanley
Charter Graham L.P., Morgan Stanley Charter Millburn
L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley
DW and The Chase Manhattan Bank is incorporated by
reference to Exhibit 10.04 of the Partnership's Post-
Effective Amendment No. 3 to the Registration Statement
on Form S-1 (File No. 333-91567) filed with the
Securities and Exchange Commission on March 30, 2001.
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of November
13, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-25607) filed
with the Securities and Exchange Commission on November
6, 2001.
10.05	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form
8-K (File No. 0-25607) filed with the Securities and
Exchange Commission on November 6, 2001.

10.06	Customer Agreement between the Partnership and MSIL,
dated as of November 6, 2000, is incorporated by
reference to Exhibit 10.04 of the Partnership's Form 8-K
(File No. 0-25607) filed with the Securities and Exchange Commission on November 6, 2001.
10.07	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of August 30, 1999,
is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-25607) filed with the Securities and Exchange Commission on November 6, 2001.
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus, dated July 29, 2002, filed with
the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on August 12, 2002.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-25603)
filed with the Securities and Exchange Commission on
November 6, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, the general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership.

(B)	Reports on Form 8-K. - None.

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




                       Morgan Stanley Charter Welton L.P.
                       (Registrant)

                       By: Demeter Management Corporation
                          (General Partner)

November 14, 2002      By:/s/Jeffrey D. Hahn
                             Jeffrey D. Hahn
                             Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.		Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.		Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.		Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

     a)		all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.		Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002	/s/Jeffrey A. Rothman
	   Jeffrey A. Rothman
	   President, Demeter Management
	   Corporation, general partner
	   of the Partnership
























       CERTIFICATIONS
I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible
for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002      /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer,
                                 Demeter Management Corporation,
                                 general partner of the
                                 Partnership

























       CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Welton L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey A. Rothman


Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Welton L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2002