Form 10-Q
period 2003-03-31
MORGAN STANLEY CHARTER WELTON LP
filed 2003-05-14
CIK 1066657

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003 or

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

Registrant?s telephone number, including area code (212) 310-6444





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




       <table> MORGAN STANLEY CHARTER WELTON L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2003




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2003
 		(Unaudited) and December 31, 2002..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2003 and 2002 (Unaudited)........................3

		Statements of Changes in Partners? Capital for the
	  Quarters Ended March 31, 2003 and 2002 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2003 and 2002 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................17-26

Item 4.	Controls and Procedures................................26


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................27

Item 2.	Changes in Securities and Use of Proceeds...........27-28

Item 5.	Other Information...................................28-30

Item 6.	Exhibits and Reports on Form 8-K....................31-32






       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF FINANCIAL CONDITION
	    March 31,	     December 31,
                 2003      	       2002
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	5,619,995	13,824,708

	Net unrealized loss on open contracts (MSIL) 	(29,100)	(169,395)
	Net unrealized loss on open contracts (MS & Co.)	         (42,663)	        (42,663)

	Total net unrealized loss on open contracts	         (71,763)	      (212,058)

		Total Trading Equity	5,548,232	13,612,650

Interest receivable (Morgan Stanley DW)	            7,023	         14,116

		Total Assets	     5,555,255	  13,626,766

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	692,315	2,640,845
	Accrued brokerage fees (Morgan Stanley DW)	?	66,156
	Accrued management fees	             ?       	         19,602

		Total Liabilities	       692,315	    2,726,603

Partners? Capital

	Limited Partners (612,199.952 and
		1,417,975.251 Units, respectively)	4,618,567	10,656,722
	General Partner (32,392.072 Units)	       244,373	       243,441

		Total Partners? Capital	    4,862,940	  10,900,163

		Total Liabilities and Partners? Capital	    5,555,255	  13,626,766

NET ASSET VALUE PER UNIT	             7.54	             7.52


	The accompanying notes are an integral part of these financial statements.


       <table>
	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2003   	   2002
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	(140,295)	(1,723,839)
		Net change in unrealized	      140,295	      720,814

			Total Trading Results 	?	(1,003,025)

	Interest income (Morgan Stanley DW)	       28,850	        69,032

			Total	       28,850	     (933,993)


EXPENSES
	Brokerage fees (Morgan Stanley DW)	?	 	272,675
	Management fees	        ?        	        77,908

			Total	        ?        	      350,583

NET INCOME (LOSS)	       28,850	 (1,284,576)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	27,918	(1,266,452)
	General Partner	932	(18,124)


NET INCOME (LOSS) PER UNIT

	Limited Partners	0.02	(0.56)
	General Partner	0.02	(0.56)




	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2003 and 2002
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	    Interest    	Partners	Partner	Total
		$	$	$

Partners? Capital,
   December 31, 2001	2,335,810.312	16,422,138	230,938	16,653,076

Offering of Units	96,073.763	640,987	        ?     	640,987

Net Loss	?	(1,266,452)	(18,124)	(1,284,576)

Redemptions	   (194,112.101)	 (1,307,426)	        ?     	 (1,307,426)

Partners? Capital,
	March 31, 2002	 2,237,771.974	14,489,247	 212,814	14,702,061





Partners? Capital,
	December 31, 2002	1,450,367.323	10,656,722	243,441	10,900,163

Net Income	?	27,918	932	28,850

Redemptions	   (805,775.299)	 (6,066,073)	        ?     	 (6,066,073)

Partners? Capital,
	March 31, 2003	    644,592.024	  4,618,567	 244,373	  4,862,940









The accompanying notes are an integral part of these financial statements.

<table>	MORGAN STANLEY CHARTER WELTON L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,

	      2003     	      2002
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	28,850	(1,284,576)
Noncash item included in net income (loss):
	Net change in unrealized	(140,295)	(720,814)

Decrease in operating assets:
	Net option premiums	?	346,823
	Interest receivable (Morgan Stanley DW)	7,093	5,451

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(66,156)	(21,167)
	Accrued management fees	        (19,602)	          (6,047)

Net cash used for operating activities	      (190,110)	   (1,680,330)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	?		640,987
Increase in subscriptions receivable	?	(139,950)
Decrease in redemptions payable	(1,948,530)	(185,337)
Redemptions of Units	   (6,066,073)	   (1,307,426)

Net cash used for financing activities	   (8,014,603)	      (991,726)

Net decrease in cash	(8,204,713)	(2,672,056)

Balance at beginning of period	  13,824,708	  17,326,697

Balance at end of period	    5,619,995	  14,654,641




	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Welton L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Welton L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Millburn L.P., and Morgan Stanley Charter MSFCM L.P.

Effective December 31, 2002, the Partnership terminated trading and commenced its dissolution in April 2003 pursuant to its Limited Partnership Agreement.
       MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers were Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. Welton Investment Corporation (the ?Trading Advisor?) was the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. The Partnership paid brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership traded futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures

       MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts were accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounted for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;

       MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized losses on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Losses
	on Open Contracts 	Longest Maturities
	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$

Mar. 31, 2003	(71,763)	?	(71,763)	Jun. 2003	?
Dec. 31, 2002	(212,058)	?	(212,058)	Jun. 2003	?

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership was involved is limited to the amounts reflected in the Partnership?s statements of financial condition.

       MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $5,548,232 and $13,612,650 at March 31, 2003 and December 31, 2002, respectively.



       Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposited its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for the Trading Advisor, which assets were used as margin to engage in trading. The assets were held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership?s assets held by the commodity brokers were used as margin solely for the Partnership?s trading.

Investments in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent prompt liquidation of futures or options contracts.
       There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent trading in potentially profitable markets or prevent prompt liquidation of unfavorable positions in such markets, resulting in substantial losses.

The Partnership never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events, or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership did not have any capital assets. Final redemptions and exchanges out of all remaining
Partnership Units were made in April 2003.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. At March 31, 2003, the Partnership had no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership were accounted for on a trade-date basis and marked to market on a daily basis. The value of futures
       contracts is the settlement price on the exchange on which that futures contract is traded on a particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depended on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2003 and 2002, and a general discussion of its trading activities during each period. The results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership traded were accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value was recorded on the
       Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions were closed out, and the sum of these amounts constituted the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership were recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2003
For the quarter ended March 31, 2003, the Partnership recorded interest income of $28,850. There were no trading revenues or expenses due to cessation of trading effective December 31, 2002. Net income was $28,850 and the net asset value of a Unit increased from $7.52 at December 31, 2002 to $7.54 at March 31, 2003.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $933,993 and posted a decrease in net asset value per Unit. The most significant losses of approximately 7.2% were recorded in the
       currency markets primarily during February from previously established short positions in the euro when prices strengthened relative to the U.S. dollar on weak U.S. equity markets and improving European confidence. Additional losses were recorded in March when the value of the euro experienced short-term volatile movements. Slighter losses of approximately 4.1% were recorded in the global stock index futures markets predominantly in January from short positions in U.S. stock indices when prices rallied early in the month behind a stronger than expected forecast for economic recovery. Additional losses occurred in February from Hang Seng index futures positions when prices moved without trend. Losses were partially offset by gains of approximately 3.5% recorded in the energy markets during March from previously established long positions in crude oil futures when prices continued trending higher on supply concerns and Middle East tensions. Gains of approximately 1.4% were also recorded in the metals markets principally in February and March from previously established long positions in gold when prices trended higher following weak equity markets attributable to profit warnings, accounting concerns, and Middle East tensions. Gains of approximately 1.1% were recorded in the global interest rates futures markets mostly during March from short positions when German interest rate futures prices fell in response to the European Central Bank?s decision to leave rates unchanged and expectations of an accelerated global economic recovery. Total expenses for the three months ended March 31, 2002 were $350,583, resulting in a net loss of $1,284,576. The net asset value of a
       Unit decreased from $7.13 at December 31, 2001 to $6.57 at
March 31, 2002.

       Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Introduction
The Partnership is a commodity pool that was engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership were acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets were at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments was central, not incidental, to the Partnership?s main business activities.

The futures, forwards and options traded by the Partnership involved varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors resulted in frequent changes in the fair value of the Partnership?s open positions, and, consequently, in its earnings and cash flow.

The Partnership?s total market risk was influenced by a wide variety of factors, including the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors acted to increase or decrease the market risk associated with the Partnership.
       Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounted for open positions on the basis of mark-to-market accounting principles. Any losses in the market value of the Partnership?s open positions were directly reflected in the Partnership?s earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options were settled daily through variation margin.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimated VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio.
       The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partner- ship?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

       The Partnership?s VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and did not distinguish between exchange and non-exchange-traded instruments and were also not based on exchange- and/or dealer-based margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and was not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2003 and 2002. The Partnership?s VaR at March 31, 2003 was zero for all market risk categories because its open positions consisted of unsettled London Metals Exchange positions that net to zero value. These positions carry no variation risk because their settlement price has been established and cannot change in the future. At March 31, 2003 and 2002, the Partnership?s total capitalization was approximately $5 million and $15 million, respectively.

 Primary Market	March 31, 2003	March 31, 2002
 Risk Category	Value at Risk	Value at Risk

 Interest Rate	(0.00)%	(3.14)%
 Currency	(0.00)	(2.27)
 Equity	(0.00)	(1.02)
 Commodity	(0.00)	(2.19)
 Aggregate Value at Risk	(0.00)%	(4.31)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at March 31, 2003 and 2002 only and is not necessarily representative of either the historic risk of an investment in the Partnership.

The table below supplements the March 31, 2003 VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2002 through March 31, 2003.

Primary Market Risk Category	High	Low	Average
Interest Rate	(3.32)%	(0.00)%	(1.34)%
Currency	(2.63)	(0.00)	(1.18)
Equity	(0.47)	(0.00)	(0.21)
Commodity	(1.72)	(0.00)	(0.65)
Aggregate Value at Risk	(4.59)%	(0.00)%	(2.03)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership was typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage caused the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership?s open positions thus created a ?risk of ruin? not usually found in other investments. The relative size of the positions held may have caused the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, gave no indication of such ?risk of ruin?. In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:

*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2003 and 2002 and for the end of the four quarterly reporting periods from April 1, 2002 through March 31, 2003.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at March 31, 2003.

At March 31, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 143% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership managed its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls
       to differ materially from the objectives of such
strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the primary trading risk exposure of the Partnership at March 31, 2003.

Commodity
Metals. The Partnership?s metals exposure at March 31, 2003 was to fluctuations in the price of base metals, such as aluminum and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2003, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempted to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempted to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor established diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 4.	CONTROLS AND PROCEDURES
  (a)	As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

  (b)	There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

       PART II.  OTHER INFORMATION

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

Through March 31, 2003, 4,164,765.765 Units were sold, leaving
4,835,234.235 Units unsold which will ultimately be de-registered. The aggregate price of the Units sold through March
31, 2003 was $35,788,724. No additional Units were sold since cessation of trading at December 31, 2002.

Since no expenses were chargeable against proceeds, 100% of the proceeds of the offering were applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds?
       section of the Prospectus included as part of the above referenced Registration Statement.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter Management
Corporation, the general partner:

Mr. Anthony J. DeLuca resigned the position of Director of Demeter.

Mr. Edward C. Oelsner resigned the position of Director of Demeter.

Mr. Joseph G. Siniscalchi resigned the position of Director of Demeter.

Mr. Douglas J. Ketterer, age 37, was named a Director of Demeter, subject to Mr. Ketterer being confirmed as a principal of Demeter by the National Futures Association. Mr. Ketterer is a Managing Director and head of the Strategic Solutions Group, which is comprised of the Global Product Development Group, Financial Planning, Mutual Fund Advisory Group, Retirement Strategies, Education Strategies, Gifting Strategies, External Mutual Funds and the Global Portfolio Analysis and Research Departments. Mr.
       Ketterer joined the firm in 1990 in the Corporate Finance
Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Jeffrey S. Swartz, age 36, was named a Director of Demeter, subject to Mr. Swartz being confirmed as a principal of Demeter by the National Futures Association. Mr. Swartz is a Managing Director and Chief Operating Officer of Investor Advisory Services (?IAS?). Mr. Swartz began his career with Morgan Stanley in 1990, working as a Financial Advisor in Boston. He was appointed Sales Manager of the Boston office in 1994, and served in that role for two years. In 1996, he was named Branch Manager of the Cincinnati office. In 1999, Mr. Swartz was named Associate Director of the Midwest region, which consisted of 10 states and approximately 90 offices. Mr. Swartz served in this capacity until October of 2001, when he was named Director of IAS
       Strategy and relocated to IAS headquarters in New York.
In December of 2002, Mr. Swartz was promoted to Managing Director and Chief Operating Officer of IAS. Mr. Swartz received his degree in Business Administration from the University of New Hampshire.

Mr. Jeffrey D. Hahn, Chief Financial Officer of Demeter, was named a Director of Demeter.

       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership?s Prospectus, dated July
29, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on August 12, 2002.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File
No. 333-60097) filed with the Securities and Exchange
Commission on July 29, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Welton L.P.), is
incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-25607) filed with the Securities and Exchange Commission on November 6, 2001.
10.01	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter and Welton Investment
Corporation, is incorporated by reference to Exhibit
10.01 of the Partnership?s Quarterly Report on Form 10-Q
(File No. 0-25607) filed with the Securities and Exchange Commission on May 17, 1999.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by referenced to Exhibit B of the
Partnership?s Prospectus, dated July 29, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended,
on August 12, 2002.
10.03	Amended and Restated Escrow Agreement, dated as of
August 31, 2002, among the Partnership, Morgan Stanley
Charter Graham L.P., Morgan Stanley Charter Millburn
L.P., Morgan Stanley Charter MSFCM L.P., Morgan Stanley
DW and JP Morgan Chase Bank.
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of November
13, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-25607) filed with the Securities and Exchange Commission on November
6, 2001.

10.05	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership?s Form
8-K (File No. 0-25607) filed with the Securities and
Exchange Commission on November 6, 2001.
10.06	Customer Agreement between the Partnership and MSIL,
dated as of November 6, 2000, is incorporated by
reference to Exhibit 10.04 of the Partnership?s Form 8-K
(File No. 0-25607) filed with the Securities and Exchange Commission on November 6, 2001.
10.07	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of August 30, 1999,
is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-25607) filed with the Securities and Exchange Commission on November 6, 2001.
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership?s Prospectus, dated July 29, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended,
on August 12, 2002.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-25607)
filed with the Securities and Exchange Commission on
November 6, 2001.
99.01	Certification of President of Demeter Management
Corporation, general partner of the Partnership, pursuant
to 18 U.S.C. Section 1350, as adopted, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

(B)	Reports on Form 8-K. ? None.

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




                       Morgan Stanley Charter Welton L.P.
                       (Registrant)

                       By: Demeter Management Corporation
                           (General Partner)

May 15, 2003           By:/s/ Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Director and Chief Financial Officer




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

1.		I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.		Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.		The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant?s disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
?Evaluation Date?); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.		The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal controls; and

6.		The registrant?s other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  May 15, 2003         /s/Jeffrey A. Rothman
                               Jeffrey A. Rothman
                               President,
                               Demeter Management Corporation,
                               general partner of the registrant























       CERTIFICATIONS
I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this quarterly report does not
contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4.	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant?s
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the ?Evaluation Date?); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant?s internal controls; and

6.		The registrant?s other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 15, 2003          /s/Jeffrey D. Hahn
                                Jeffrey D. Hahn
                                Chief Financial Officer,
                                Demeter Management Corporation,
                                general partner of the registrant






       EXHIBIT 99.01
   CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Welton L.P. (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey A. Rothman


Name:		Jeffrey A. Rothman
Title:	President

Date:		May 15, 2003

	EXHIBIT 99.02
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Welton L.P. (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:    /s/Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		May 15, 2003























MORGAN STANLEY CHARTER WELTON L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)